Form 10QSB
period 1996-06-30
UPWARD TECHNOLOGY CORP
filed 1997-03-27
CIK 62600

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-29987

                         UPWARD TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


           NEW YORK                                             11-1714403
           --------                                             ----------
(State or other jurisdiction of                        (IRS Employer Identification No.)
incorporation or organization)

301 CITY AVENUE, BALA CYNWYD, PA                              19004
--------------------------------                            ---------
(Address of principal executive offices)                    (Zip Code)

                                  610 667-8225
                                  ------------
                          (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of the issuer's common stock as of July 31, 1996 was 8,100,000.

      Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                    ---   ----

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                                  PAGE NO.

         ITEM 1. Balance Sheets as of December 31, 1995
                 and September 30, 1996                                              3

                 Statements of Operations
                 Nine Months Ended September 30, 1996                                4

                 Statement of Cash Flows
                 Nine Months Ended September 30, 1996                                5

                 Notes to Financial Statements                                       6

         ITEM 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                                           7

PART II - OTHER INFORMATION:

         ITEM 1. Legal Proceedings                                                   8

         ITEM 2. Changes in Securities                                               8

         ITEM 3. Defaults Upon Senior Securities                                     8

         ITEM 4. Submission of Matters to a Vote                                     8
                 of Security Holders

         ITEM 5. Other Information                                                   8

         ITEM 6. Exhibits and Reports on Form 8-K                                    8

                 Signatures                                                          9

                                               UPWARD TECHNOLOGY CORPORATION

                  STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY

===========================================================================================
                                                             June 30,         December 31,
                                                                 1996                 1995
-------------------------------------------------------------------------------------------



ASSETS

CURRENT
      Cash and cash equivalents                           $   202,751        $     205,943
      Prepaid expenses                                            422                  422
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                              $   203,173        $     206,365
===========================================================================================



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT
      Accrued liabilities                                 $     4,221        $       8,000
-------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                       4,221                8,000
-------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
      Common stock, par value $.02 per share
       Authorized 24,000,000 shares
       Issued and outstanding 8,100,000 shares                162,000              162,000
      Additional paid-in capital                            1,983,208            1,983,208
      (Deficit)                                            (1,946,256)          (1,946,843)
-------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                    198,952              198,365
-------------------------------------------------------------------------------------------

                                                          $   203,173        $     206,365
===========================================================================================

                                                   UPWARD TECHNOLOGY CORPORATION

                                   STATEMENTS OF REVENUE, EXPENSES AND (DEFICIT)

===========================================================================================
                                                        Six months                 Year
                                                             ended                ended
                                                          June 30,         December 31,
                                                              1996                 1995
-------------------------------------------------------------------------------------------

REVENUE
   Interest income                                     $     4,855          $    11,012
-------------------------------------------------------------------------------------------

EXPENSES
   Administrative                                            4,268               19,677
-------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                              587               (8,665)

(DEFICIT), at beginning of period/year                  (1,946,843)          (1,938,178)
-------------------------------------------------------------------------------------------

(DEFICIT), at end of period/year                       $(1,946,256)         $(1,946,843)
===========================================================================================

GAIN (LOSS) PER SHARE                                  $       .00          $       .00
==========================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            8,100,000            8,100,000
===========================================================================================

                                                   UPWARD TECHNOLOGY CORPORATION

                                                        STATEMENTS OF CASH FLOWS

===========================================================================================
                                                         Six months                 Year
                                                              ended                ended
                                                           June 30,         December 31,
                                                               1996                 1995
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Income (loss)                                         $      587           $   (4,831)
   (Decrease) increase in accrued liabilities                (3,779)               3,260
-------------------------------------------------------------------------------------------

NET CASH (USED) IN OPERATING ACTIVITIES                      (3,192)              (1,571)

CASH AND CASH EQUIVALENTS, at beginning of
  period/year                                               205,943              208,618
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of
  period/year                                            $  202,751           $  207,047
===========================================================================================

                                                   UPWARD TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   BASIS OF        The accompanying unaudited financial statements have been
     PRESENTATION    prepared in accordance with generally accepted accounting
                     principles for interim financial reporting and instructions to Form 10-QSB and of Regulation S-B
                     (including Item 310(b) thereof). These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements for 1994 included in the Company's Form 10-KSB. Effective
                     January 1, 1993, the Company adopted Statement of
                     Financial Accounting Standards No. 109, "Accounting for
                     Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The adoption of SFAS No. 109 has not had a material impact on the financial position of the Company. Due to the uncertainty of future earnings, the Company fully reserved for any assets relating to net operating loss carryforwards. In the opinion of management, all adjustments necessary
                     (consisting only of normal recurring accruals) for a fair presentation have been made to the accompanying financial statements for the interim periods.

                     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto for the six months ended June 30, 1996, included in the Upward Technology Corporation Form 10-KSB Annual Report to the Securities and Exchange Commission.

                     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

          The Company, having sold its operating assets in 1989, had no operations for the quarter ending June 30, 1996. Although the Company is spending only minimum amounts to keep current with required Exchange Act filings and stock transfers, declining interest rates being paid by Government Bond Funds continue to erode the Company's principal asset, cash equivalents.

          Management is continuing to search for a suitable merger partner that can utilize our public vehicle. There is no assurance that a suitable partner will be found in the near future, although management continues to review business plans of companies seeking such a combination.

LIQUIDITY AND CAPITAL RESOURCES

                    All assets are invested in a liquid U.S. Government securities fund. The Company's working capital and cash position at June 30, 1996 is approximately $200,000. Because the regulatory and accounting expenses for maintaining the corporate structure exceeds the low interest yield on the Company's cash deposits, liquidity can be expected to diminish.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 15th day of February, 1997.



                                 UPWARD TECHNOLOGY CORPORATION




                                 BY: /s/ Albert M. Zlotnick
                                    ---------------------------------
                                       Albert M. Zlotnick, President
                                       and Chief Executive Officer




                                 BY:  /s/ Irving I. Lassoff
                                    ---------------------------------
                                       Irving I. Lassoff, Secretary,
                                       Treasurer and Principal
                                       Financial Officer