Form 10QSB
period 1996-09-30
UPWARD TECHNOLOGY CORP
filed 1997-03-27
CIK 62600

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-29987

                         UPWARD TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


          NEW YORK                                   11-1714403
          --------                                   ----------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


301 CITY AVENUE, BALA CYNWYD, PA                           19004
----------------------------------------                 ---------
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

Yes   X      No
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's common stock as of December 31, 1996 was 8,100,000.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                              PAGE NO.

         ITEM 1. Balance Sheets as of December 31, 1995
                 and September 30, 1996                                         3

                 Statements of Operations
                 Nine Months Ended September 30, 1996                           4

                 Statement of Cash Flows
                 Nine Months Ended September 30, 1996                           5

                 Notes to Financial Statements                                  6

         ITEM 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                                      7

PART II - OTHER INFORMATION:

         ITEM 1. Legal Proceedings                                              8

         ITEM 2. Changes in Securities                                          8

         ITEM 3. Defaults Upon Senior Securities                                8

         ITEM 4. Submission of Matters to a Vote                                8
                 of Security Holders

         ITEM 5. Other Information                                              8

         ITEM 6. Exhibits and Reports on Form 8-K                               8

                 Signatures                                                     9

                                                   UPWARD TECHNOLOGY CORPORATION

                      STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY


==========================================================================================
                                                   September 30,         December 31,
                                                             1996                 1995
------------------------------------------------------------------------------------------

ASSETS

CURRENT
      Cash and cash equivalents                      $    204,760         $    205,943
      Prepaid expenses                                        422                  422
------------------------------------------------------------------------------------------

TOTAL ASSETS                                         $    205,182         $    206,365
==========================================================================================




LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT
      Accrued liabilities                            $      4,321         $      8,000
------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                   4,321                8,000
------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
      Common stock, par value $.02 per share
          Authorized 24,000,000 shares
          Issued and outstanding 8,100,000 shares         162,000              162,000
      Additional paid-in capital                        1,983,208            1,983,208
      (Deficit)                                        (1,944,347)          (1,946,843)
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                200,861              198,365
------------------------------------------------------------------------------------------

                                                     $    205,182         $    206,365
==========================================================================================

                                                   UPWARD TECHNOLOGY CORPORATION

                                   STATEMENTS OF REVENUE, EXPENSES AND (DEFICIT)

=========================================================================================
                                                        Nine months                 Year
                                                              ended                ended
                                                      September 30,         December 31,
                                                               1996                 1995
-----------------------------------------------------------------------------------------

REVENUE
      Interest income                                   $     7,291          $    11,012
-----------------------------------------------------------------------------------------

EXPENSES
      Administrative                                          4,795               19,677
-----------------------------------------------------------------------------------------

NET INCOME (LOSS)                                             2,496               (8,665)

(DEFICIT), at beginning of period/year                   (1,946,843)          (1,938,178)
-----------------------------------------------------------------------------------------

(DEFICIT), at end of period/year                        $(1,944,347)         $(1,946,843)
=========================================================================================

GAIN (LOSS) PER SHARE                                   $       .00          $       .00
=========================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             8,100,000            8,100,000
=========================================================================================

                                                   UPWARD TECHNOLOGY CORPORATION

                                                        STATEMENTS OF CASH FLOWS

=========================================================================================
                                                       Nine months                 Year
                                                             ended                ended
                                                     September 30,         December 31,
                                                              1996                 1995
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Income (loss)                                     $    2,496           $   (4,831)
      (Decrease) increase in accrued liabilities            (3,679)               3,260
-----------------------------------------------------------------------------------------

NET CASH (USED) IN OPERATING ACTIVITIES                     (1,183)              (1,571)

CASH AND CASH EQUIVALENTS, at beginning
  of period/year                                           205,943              208,618
-----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period/year        $  204,760           $  207,047
=========================================================================================

                                                 UPWARD TECHNOLOGY CORPORATION

                                                 NOTES TO FINANCIAL STATEMENTS


===============================================================================

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

                     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto for the nine months ended September 30, 1996, included in the Upward Technology Corporation Form 10-KSB Annual Report to the Securities and Exchange Commission.

                     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

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

RESULTS OF OPERATIONS

          The Company, having sold its operating assets in 1989, had no operations for the quarter ending September 30, 1996. Although the Company is spending only minimum amounts to keep current with required Exchange Act filings and stock transfers, declining interest rates being paid by Government Bond Funds continue to erode the Company's principal asset, cash equivalents.

          Management is continuing to search for a suitable merger partner that can utilize our public vehicle. There is no assurance that a suitable partner will be found in the near future, although management continues to review business plans of companies seeking such a combination.

LIQUIDITY AND CAPITAL RESOURCES

                    All assets are invested in a liquid U.S. Government securities fund. The Company's working capital and cash position at September 30, 1996 is approximately $200,000. Because the regulatory and accounting expenses for maintaining the corporate structure exceeds the low interest yield on the Company's cash deposits, liquidity can be expected to diminish.

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



                                     UPWARD TECHNOLOGY CORPORATION




                                    BY:  /s/ Albert M. Zlotnick
                                       -------------------------------
                                         Albert M. Zlotnick, President
                                         and Chief Executive Officer




                                    BY:  /s/ Irving I. Lassoff
                                       -------------------------------
                                         Irving I. Lassoff, Secretary,
                                         Treasurer and Principal Financial
                                         Officer