Form 10KSB40
period 1996-12-31
UPWARD TECHNOLOGY CORP
filed 1997-04-15
CIK 62600

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB
                                  -----------
                         ANNUAL OR TRANSITIONAL REPORT

              (Mark One)
           [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-29987

                         UPWARD TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                --------------

              NEW YORK                                     11-1714403
              --------                                     ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

    301 CITY AVENUE, BALA CYNWYD, PA                         19004
    --------------------------------                         -----
    (Address of principal executive offices)               (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 667-8225

                              -----------------

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

                SECURITIES REGISTERED UNDER SECTION 12(g) OF THE
                                 EXCHANGE ACT:

                                              Name of each exchange on
         Title of each class                       which registered
         -------------------                       ----------------
         None
                                                       -------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       --      --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $9,626.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997, based upon the average bid and asked prices of such stock on that date was $120,000.

The number of shares of the registrant's Common Stock outstanding as of March 17, 1997 was 8,100,000.

                                   PART I


ITEM 1- BUSINESS

     Upward Technology Corporation (the "Company"), was originally incorporated under the laws of the State of New York in 1953 and was formerly known as Marks Polarized Corporation. In May, 1989, the Company sold its remaining operating assets, suspended all operations, except for necessary administrative matters and ceased to be an operating company.

     In February, 1992 the Company consummated an agreement with Beverly Hills Bancorp ("BHB") wherein BHB acquired a controlling interest in the Company. In April, 1996, BHB sold its entire interest in the Company (4,100,000 shares of the Company's Common Stock), to Messrs. Albert M. Zlotnick and Irving I. Lassoff, who constitute the present management of the Company.

     The Company is currently seeking merger or acquisition partners so as to best utilize the Company's cash and corporate structure.

     The Company currently has no full time employees, its Chairman, Secretary and Chief Executive Officer is Albert M. Zlotnick. Irving I. Lassoff serves as the Company's President and Treasurer.


ITEM 2-PROPERTIES

     The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended December 31, 1996 and 1995.


ITEM 3-LEGAL PROCEEDINGS

None


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                   PART II


ITEM 5- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

     The Company's Common Stock is traded in the over-the counter market.

     The following table sets forth the range of high and low closing bid prices for the Company's Common Stock for the periods indicated. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

    Calendar Years                                          Bid Price
                                                     Low                 High
                                                     ---                 ----
    1996:  First Quarter                             $.02                $.04
    -----
           Second Quarter                            $.02                $.03

           Third Quarter                             $.02                $.03

           Fourth Quarter                            $.02                $.03

    1995:  First Quarter                             $.02                $.04
    -----
           Second Quarter                            $.02                $.04

           Third Quarter                             $.02                $.04

           Fourth Quarter                            $.02                $.04



     As of March 17, 1997, the closing bid and asked prices on the Company's Common Stock were $.02 and $.04, respectively.

     The Company's Common Stock, $.02 par value, was held of record by approximately 690 persons, including several brokers in their names for their customers' accounts, as of March 17, 1997.

     Holders of the Company's Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company has not paid any cash dividends on its Common Stock since its inception, and by reason of its present financial condition and contemplated financial requirements, does not anticipate paying any cash dividends upon such stock in the foreseeable future.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations - Fiscal Year Ended December 31, 1997

     In May 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended December 31, 1997, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.

     Interest of $9,626 was earned in the fiscal year ending December 31, 1997 on the Company's cash balance.


Liquidity and Capital Resources

     As of December 31, 1997, the Company had working capital of $199,144.

     Management is currently seeking to arrange for a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

ITEM  7- FINANCIAL STATEMENTS

     The Financial Statements, together with the accompanying report of BDO Seidman, LLP immediately follow commencing at page F-1.

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

    Name                      Age                      Position
    ----                      ---                      --------
    Albert M. Zlotnick        73        Chairman, Secretary and Chief Executive Officer

    Irving I. Lassoff         68        President, Treasurer and Director


     Albert M. Zlotnick has served as the Company's Chairman and Chief Executive Officer since March 1992. Due to the curtailed nature of the Company's business activities, Mr. Zlotnick does not devote full time to the affairs of the Company. Mr. Zlotnick's primary occupation is as a private investor and financial consultant. He is the sole general partner of Asset Ventures I, a Pennsylvania limited partnership, which owns 42.9% of the common stock of Beverly Hills Bancorp. Mr. Zlotnick currently serves as the Chairman of the Board of Directors of the following publicly traded companies: Beverly Hills Bancorp., P.H.C Inc., Bala Cynwyd Corporation, Robin Industries, Inc., Electronic Data Controls Corp and Convention Centers, Inc. He also serves as a director of Comprehensive Holding Corporation, S.A. of Geneva, Switzerland.

     Irving I. Lassoff has served as the Company's President, Treasurer and as a Director since May 1996. Due to the curtailed nature of the Company's business activities, Mr. Lassoff does not devote full time to the affairs of the Company. Mr. Lassoff presently serves as the Chief Executive Officer and owner of the Lassoff Group, Inc., a real estate advisory company based in Merion, PA, which engages in services with respect to management, investments and sales of commercial, industrial and residential properties. He is also the President of Realty Resources, Inc., a company which engages in the development and construction of residential and commercial properties. Mr. Lassoff has held both positions for more than five years.

     The Company's By-Laws provide for the election of directors at the annual meeting of shareholders, such directors to hold office until the next annual meeting and until their successors are duly elected and qualified. The By-Laws also provide that the annual meeting of shareholders be held each year at such time, date and place as the Board of Directors shall determine by resolution. Directors may be removed at any time for cause by the Board of Directors and with or without cause by a majority of the votes cast by the shareholders entitled to vote for the election of directors.

     Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors are duly elected and qualified. Officers may be removed by the Board of Directors at any time with or without cause.


ITEM 10-EXECUTIVE COMPENSATION

     Due to the reduced level of the Company's operations, no compensation has been paid to any of the Company's executive officers during the fiscal year ended December 31, 1996.

     The Company does not presently have any option, bonus, retirement or profit sharing plan.

     The Company has not paid and does not presently propose to pay any director for acting in such capacity compensation, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.


ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information concerning the Common Stock ownership as of March 17, 1997 by (i) each person who is known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) all directors and officers of the Company as a group:

                     NAME AND ADDRESS
                      OF BENEFICIAL           NO. OF SHARES         PERCENT
CLASS OF SHARES           OWNER                     OWNED           OF CLASS
---------------      --------------           -------------         --------
Common               Albert M. Zlotnick
                     301 City Avenue
                     Bala Cynwyd, PA              2,050,000          25.3%

Common               Irving I. Lassoff
                     301 City Avenue
                     Bala Cynwyd, PA              2,050,000          25.3%


ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 19, 1996, Beverly Hills Bancorp sold 4,100,000 shares of the Registrant's Common Stock, representing 50.6% of the Registrant's issued and outstanding Common Stock, to Messrs. Albert M. Zlotnick and Irving I. Lassoff for a purchase price of $105,000 which consideration was paid with purchasers' own funds. Upon consummation of the transaction, in accordance with its terms, Mr. Michael Berlin resigned from the Registrant's Board of Directors. By resolution of the remaining directors dated May 17, 1996, Messrs. Albert M. Zlotnick and Irving I. Lassoff have been appointed to the Registrant's Board of Directors.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a)(1)            Financial Statements

         The following are included in Part II, Item 7:

Report of Independent Certified Public Accountants
Balance Sheets, December 31, 1996 and 1995
Statements of Operations and (Deficit),
         Years Ended December 31, 1996 and 1995
Statement of Cash Flows,
         Years Ended December 31, 1996 and 1995
Notes to Financial Statements

                  (2) Exhibits:

         The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R), reference is made to Commission file number 2-29987 unless another statement or report is identified in parentheses.

Official Exhibit No.                  Description            Sequential Page No.
--------------------                  -----------            -------------------
3A                  Articles of Incorporation of Registrant  I/B/R

3B                  By - Laws of Registrant                  I/B/R

                                  SIGNATURES


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Bala Cynwyd, Pennsylvania on the 9th day of April, 1997.

                            UPWARD TECHNOLOGY CORPORATION



                            By:/s/Albert M. Zlotnick
                               ---------------------------
                              ALBERT M. ZLOTNICK, Chairman
                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

  Signature                        Title                       Date
  ---------                        -----                       ----

/s/ Albert M. Zlotnick      Chairman, Secretary,               April 9, 1997
----------------------      Chief Executive Officer
ALBERT M. ZLOTNICK          (Principal Executive Officer)



/s/ Irving I, Lassoff       President, Treasurer,              April 9, 1997
---------------------       Director
IRVING I. LASSOFF           (Principal Financial
                            and Accounting Officer)

                                                      UPWARD TECHNOLOGY
                                                            CORPORATION




--------------------------------------------------------------------------------

                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   UPWARD TECHNOLOGY CORPORATION

                                                                        CONTENTS

--------------------------------------------------------------------------------




INDEPENDENT AUDITORS' REPORT                            F-3

FINANCIAL STATEMENTS
      Balance sheets                                    F-4
      Statements of operations and (deficit)            F-5
      Statements of cash flows                          F-6

NOTES TO FINANCIAL STATEMENTS                        F-7 - F-8

INDEPENDENT AUDITORS' REPORT



Upward Technology Corporation
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheets of Upward Technology Corporation as of December 31, 1996 and 1995, and the related statements of operations and (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upward Technology Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                                                BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
February 21, 1997

                                                   UPWARD TECHNOLOGY CORPORATION

                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------




December 31,                                                                      1996               1995
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                                $   206,267        $   205,943
  Prepaid expenses                                                                 422                422
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                               $   206,689        $   206,365
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accrued liabilities                                                      $     7,545        $     8,000
-----------------------------------------------------------------------------------------------------------


TOTAL CURRENT LIABILITIES                                                        7,545              8,000
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.02 per share
    Authorized 24,000,000 shares
    Issued and outstanding 8,100,000 shares                                    162,000            162,000
  Additional paid-in capital                                                 1,983,208          1,983,208
  (Deficit)                                                                 (1,946,064)        (1,946,843)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                     199,144            198,365
-----------------------------------------------------------------------------------------------------------

                                                                           $   206,689        $   206,365
===========================================================================================================



                                 See accompanying notes to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                          STATEMENTS OF OPERATIONS AND (DEFICIT)


--------------------------------------------------------------------------------


Year ended December 31,                                                            1996               1995
------------------------------------------------------------------------------------------------------------
REVENUE
  Interest income                                                          $      9,626        $    11,012
------------------------------------------------------------------------------------------------------------

EXPENSES
  Administrative                                                                  8,847             19,677
------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                   779             (8,665)

(DEFICIT), at beginning of year                                              (1,946,843)        (1,938,178)
------------------------------------------------------------------------------------------------------------

(DEFICIT), at end of year                                                  $ (1,946,064)       $(1,946,843)
============================================================================================================

NET INCOME (LOSS) PER SHARE                                                $        .00        $       .00
============================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                 8,100,000          8,100,000
============================================================================================================



                                 See accompanying notes to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------




Year ended December 31,                                                                1996            1995
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss)                                                                   $     779        $ (8,665)
  (Decrease) increase in accrued liabilities                                           (455)          5,990
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     324          (2,675)

CASH AND CASH EQUIVALENTS, at beginning of year                                     205,943         208,618
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of year                                         $ 206,267        $205,943
=============================================================================================================



                                 See accompanying notes to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



1.    SUMMARY OF
      SIGNIFICANT
      ACCOUNTING
      POLICIES

OWNERSHIP AND BASIS OF PRESENTATION

In February 1992, the Company sold 4,100,000 shares, or approximately 51% of the issued and outstanding shares of common stock of the Company to Beverly Hills Bancorp for an aggregate cash purchase price of $115,000. On April 19, 1996, Albert M. Zlotnick, Chairman of the Board and a Director of the Company, purchased controlling interest of those 4,100,000 shares for $105,000 from Beverly Hills Bancorp.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

The Company uses the liability method in accounting for income taxes.

CASH AND CASH EQUIVALENTS AND CREDIT RISK

For purposes of the Statement of Cash Flows, the Company considers all bank time deposits and commercial paper with an initial maturity of three months or less to be cash equivalents.

Short-term investments potentially subject the Company to concentrations of credit risk. To limit this risk, the Company places its short-term cash investments with high credit quality financial institutions.

The carrying value of financial instruments, including cash and cash equivalents, approximated fair value as of December 31, 1996, because of the short maturity of these financial instruments.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2.    INCOME TAXES

The Company is classified as a personal holding company for federal income tax purposes for the years ended December 31, 1996 and 1995. As a personal holding company, the Company was subject to a tax equal to 39.6% of its undistributed personal holding company earnings, in addition to any income taxes otherwise payable for those years. The Company did not incur this personal holding company tax for the year ended December 31, 1995 in as much as there were no income taxes otherwise payable for that year due to the net operating loss. In addition, interest income from certain short-term investments is exempt from state income taxes. The Company had no taxes due in 1996.

At December 31, 1996, the Company has a net operating loss carryforward of approximately $16,740 which will expire in years 2007 through 2010 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.