Form 10QSB
period 1997-03-31
UPWARD TECHNOLOGY CORP
filed 1997-05-15
CIK 62600

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

                                  215 667-8225
                                  ------------
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                       ------    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common stock as of March 31, 1997 was 8,100,000.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                                    PAGE NO.
         ITEM 1. Balance Sheets as of March 31, 1997
                 and March 31, 1996                                                  3

                 Statements of Operations
                 Three Months Ended March 31, 1997
                 and March 31, 1996                                                  4

                 Statement of Cash Flows
                 Three Months Ended March 31, 1997
                 and March 31, 1996                                                  5

                 Notes to Financial Statements                                       6

         ITEM 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                                           7

PART II - OTHER INFORMATION:

         ITEM 1. Legal Proceedings                                                   8

         ITEM 2. Changes in Securities                                               8

         ITEM 3. Defaults Upon Senior Securities                                     8

         ITEM 4. Submission of Matters to a Vote                                     8
                 of Security Holders

         ITEM 5. Other Information                                                   8

         ITEM 6. Exhibits and Reports on Form 8-K                                    8

                 Signatures                                                          9

                                                   UPWARD TECHNOLOGY CORPORATION

                      STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY

================================================================================



March 31,                                                          1997                     1996
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                               $   205,775              $   204,870
    Prepaid expenses                                                422                      422
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                $   206,197              $   205,292
=================================================================================================



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT
    Accrued liabilities                                     $     5,821              $     8,593
-------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                         5,821                    8,593
-------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
    Common stock, par value $.02 per share
       Authorized 24,000,000 shares
       Issued and outstanding 8,100,000 shares                  162,000                  162,000
    Additional paid-in capital                                1,983,208                1,983,208
    (Deficit)                                                (1,944,832)              (1,948,509)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                      200,376                  196,699
-------------------------------------------------------------------------------------------------

                                                            $   206,197              $   205,292
=================================================================================================


        See accompanying independent accountants' compilation report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                   STATEMENTS OF REVENUE, EXPENSES AND (DEFICIT)

================================================================================

Three months ended March 31,                                       1997                      1996
--------------------------------------------------------------------------------------------------
REVENUE
    Interest income                                         $     1,881               $     2,472
--------------------------------------------------------------------------------------------------

EXPENSES
    Administrative                                                  649                     4,138
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                 1,232                    (1,666)

(DEFICIT), at beginning of period                            (1,946,064)               (1,946,843)
--------------------------------------------------------------------------------------------------

(DEFICIT), at end of period                                 $(1,944,832)              $(1,948,509)
==================================================================================================

GAIN (LOSS) PER SHARE                                       $       .00               $       .00
==================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 8,100,000                 8,100,000
==================================================================================================


        See accompanying independent accountants' compilation report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                        STATEMENTS OF CASH FLOWS

================================================================================

Three months ended March 31,                                       1997                     1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $  1,232                 $ (1,666)
    (Decrease) increase in accrued liabilities                   (1,724)                     593
-------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                            (492)                  (1,073)

CASH AND CASH EQUIVALENTS, at beginning of period               206,267                  205,943
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period                    $205,775                 $204,870
=================================================================================================


        See accompanying independent accountants' compilation report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1.  Basis of         The accompanying unaudited financial statements have been
    Presentation     prepared in accordance with generally accepted accounting
                     principles for interim financial reporting and instructions to Form 10-QSB and of Regulation S-B (including Item 310(b) thereof). These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                     These statements should be read in conjunction with the audited financial statements for 1996 included in the Company's Form 10-KSB Annual Report to the Securities and
                     Exchange Commission. In the opinion of management, all adjustments necessary (consisting only of normal recurring accruals) for a fair presentation have been made to the accompany ing financial statements for the interim periods.

                     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

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

RESULTS OF OPERATIONS

         The Company, having sold its operating assets in 1989, had no operations for the quarter ending March 31, 1997. Although the Company is spending only minimum amounts to keep current with required Exchange Act filings and stock transfers, declining interest rates being paid by Government Bond Funds continue to erode the Company's principal asset, cash equivalents.

         Management is continuing to search for a suitable merger partner that can utilize our public vehicle. There is no assurance that a suitable partner will be found in the near future, although management continues to review business plans of companies seeking such a combination.

LIQUIDITY AND CAPITAL RESOURCES

                 All assets are invested in a liquid U.S. Government securities fund. The Company's working capital and cash position at March 31, 1997 is approximately $200,000. Because the regulatory and accounting expenses for maintaining the corporate structure exceeds the low interest yield on the Company's cash deposits, liquidity can be expected to diminish.

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

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                 None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS
                 None

         ITEM 5. OTHER INFORMATION
                 None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Hauppauge, New York on the 12th day of May, 1997.



                                 UPWARD TECHNOLOGY CORPORATION




                                 BY:  /s/ ALBERT M. ZLOTNICK
                                    --------------------------------
                                      Albert M. Zlotnick, President
                                      and Chief Executive Officer




                                 BY:  /s/ IRVING I. LASSOFF
                                    --------------------------------
                                      Irving I. Lassoff, Secretary, Treasurer
                                      and Principal Financial Officer