Form 10QSB
period 1997-06-30
UPWARD TECHNOLOGY CORP
filed 1997-08-15
CIK 62600

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

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
Yes     X      No
    --------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common stock as of March 31, 1997 was 8,100,000.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                                        PAGE NO.
         ITEM 1.  Balance Sheets as of June 30, 1997
                  and June 30, 1996                                                       3

                  Statements of Operations
                  Three Months Ended June 30, 1997
                  and June 30, 1996                                                       4

                  Statement of Cash Flows
                  Three Months Ended June 30, 1997
                  and June 30, 1996                                                       5

                  Notes to Financial Statements                                           6

         ITEM 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                                               7

PART II - OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                                       8

         ITEM 2.  Changes in Securities                                                   8

         ITEM 3.  Defaults Upon Senior Securities                                         8

         ITEM 4.  Submission of Matters to a Vote                                         8
                  of Security Holders

         ITEM 5.  Other Information                                                       8

         ITEM 6.  Exhibits and Reports on Form 8-K                                        8

                  Signatures                                                              9

                                                   UPWARD TECHNOLOGY CORPORATION

                      STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY






June 30,                                                1997           1996
---------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                      $   198,040    $   202,751
  Prepaid expenses                                       422            422
---------------------------------------------------------------------------

TOTAL ASSETS                                     $   198,462    $   203,173
===========================================================================



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT
  Accrued liabilities                            $       --     $     4,221
---------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                --           4,221
---------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
  Common stock, par value $.02 per share
    Authorized 24,000,000 shares
    Issued and outstanding 8,100,000 shares          162,000        162,000
  Additional paid-in capital                       1,983,208      1,983,208
  (Deficit)                                       (1,946,746)    (1,946,256)
---------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                           198,462        198,952
---------------------------------------------------------------------------

                                                 $   198,462    $   203,173
===========================================================================



                    See accompanying independent accountants' compilation report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                   STATEMENTS OF REVENUE, EXPENSES AND (DEFICIT)








Six months ended June 30,                                1997           1996
----------------------------------------------------------------------------


REVENUE
  Interest income                                 $     4,198    $     4,855
----------------------------------------------------------------------------

EXPENSES
  Administrative                                        4,879          4,268
----------------------------------------------------------------------------

NET (LOSS) INCOME                                        (681)           587

(DEFICIT), at beginning of period                  (1,946,065)    (1,946,843)
----------------------------------------------------------------------------

(DEFICIT), at end of period                       $(1,946,746)   $(1,946,256)
============================================================================

GAIN (LOSS) PER SHARE                             $       .00    $       .00
============================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       8,100,000      8,100,000
============================================================================


                           See accompanying independent accountants' compilation
                                        report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                        STATEMENTS OF CASH FLOWS





Six months ended June 30,                                  1997           1996
------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                  $     (681)  $       587
  (Decrease) in accrued liabilities                      (7,546)       (3,779)
------------------------------------------------------------------------------


NET CASH (USED IN) OPERATING ACTIVITIES                  (8,227)       (3,192)

CASH AND CASH EQUIVALENTS, at beginning of period       206,267       205,943
------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS, at end of period          $  198,040    $  202,751
==============================================================================


                           See accompanying independent accountants' compilation
                                        report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                    NOTE TO FINANCIAL STATEMENTS



1.    BASIS OF                 The accompanying unaudited financial statements
      PRESENTATION             have been prepared in accordance with generally
                               accepted accounting principles for interim financial reporting and instructions to Form
                               10-QSB and of Regulation S-B (including Item
                               310(b) thereof). These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements for 1996 included in the Company's Form 10-KSB Annual Report to the
                               Securities and Exchange Commission. In the opinion of management, all adjustments necessary
                               (consisting only of normal recurring accruals) for a fair presentation have been made to the accompanying financial statements for the interim periods.

                               The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

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

RESULTS OF OPERATIONS

         The Company, having sold its operating assets in 1989, had no operations for the quarter ending June 30, 1997. Although the Company is spending only minimum amounts to keep current with required Exchange Act filings and stock transfers, declining interest rates being paid by Government Bond Funds continue to erode the Company's principal asset, cash equivalents.

         Management is continuing to search for a suitable merger partner that can utilize our public vehicle. There is no assurance that a suitable partner will be found in the near future, although management continues to review business plans of companies seeking such a combination.

LIQUIDITY AND CAPITAL RESOURCES

                 All assets are invested in a liquid U.S. Government securities fund. The Company's working capital and cash position at June 30, 1997 is approximately $198,000. Because the regulatory and accounting expenses for maintaining the corporate structure exceeds the low interest yield on the Company's cash deposits, liquidity can be expected to diminish.

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

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                 None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS
                 None

         ITEM 5. OTHER INFORMATION
                 None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Bala Cynwyd, Pennsylvania on the 14th day of August, 1997.



                                   UPWARD TECHNOLOGY CORPORATION




                                   BY:      /s/ ALBERT M. ZLOTNICK
                                      ----------------------------
                                            Albert M. Zlotnick, President
                                            and Chief Executive Officer




                                   BY:      /s/ IRVING I. LASSOFF
                                            ---------------------
                                            Irving I. Lassoff, Secretary,
                                            Treasurer Principal Financial
                                            Officer