Form 10QSB
period 1997-09-30
UPWARD TECHNOLOGY CORP
filed 1997-11-14
CIK 62600

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB
                        Quarterly or Transitional Report

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                        ---------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common stock as of September 30, 1997 was 8,100,000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                                    PAGE NO.

         ITEM 1. Balance Sheets as of September 30, 1997
                 and September 30, 1996                                              3

                 Statements of Operations
                 Nine Months Ended September 30, 1997
                 and September 30, 1996                                              4

                 Statement of Cash Flows
                 Nine Months Ended September 30, 1997
                 and September 30, 1996                                              5

                 Notes to Financial Statements                                       6

         ITEM 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                                           7

PART II - OTHER INFORMATION:

         ITEM 1. Legal Proceedings                                                   8

         ITEM 2. Changes in Securities                                               8

         ITEM 3. Defaults Upon Senior Securities                                     8

         ITEM 4. Submission of Matters to a Vote                                     8
                 of Security Holders

         ITEM 5. Other Information                                                   8

         ITEM 6. Exhibits and Reports on Form 8-K                                    8

                 Signatures                                                          9

                                                   UPWARD TECHNOLOGY CORPORATION

                                                                        CONTENTS


================================================================================


                 FINANCIAL STATEMENTS
                     Statements of assets, liabilities and stockholder's equity                            3
                     Statements of revenue, expenses and (deficit)                                         5
                     Statements of cash flows                                                              5

                 NOTE TO FINANCIAL STATEMENTS                                                              6

                                                   UPWARD TECHNOLOGY CORPORATION

                      STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY




================================================================================

September 30,                                                                      1997                  1996
-------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                            $      198,849        $      204,760
    Prepaid expenses                                                                422                   422
-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $      199,271        $      205,182
=============================================================================================================


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Accrued liabilities                                                  $        --           $        4,321
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                 --                    4,321
-------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
    Common stock, par value $.02 per share
        Authorized 24,000,000 shares
        Issued and outstanding 8,100,000 shares                                 162,000               162,000
    Additional paid-in capital                                                1,983,208             1,983,208
    (Deficit)                                                                (1,945,937)           (1,944,347)
-------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                                      199,271               200,861
-------------------------------------------------------------------------------------------------------------

                                                                         $      199,271        $      205,182
=============================================================================================================

        See accompanying independent accountants' compilation report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                   STATEMENTS OF REVENUE, EXPENSES AND (DEFICIT)


================================================================================


Nine months ended September 30,                                                      1997               1996
-------------------------------------------------------------------------------------------------------------
REVENUE
    Interest income                                                      $          6,493     $        7,291
-------------------------------------------------------------------------------------------------------------

EXPENSES
    Administrative                                                                  6,365              4,795
-------------------------------------------------------------------------------------------------------------

NET INCOME                                                                            128              2,496

(DEFICIT), at beginning of period                                              (1,946,065)        (1,946,843)
-------------------------------------------------------------------------------------------------------------

(DEFICIT), at end of period                                              $     (1,945,937)        (1,944,347)
=============================================================================================================

GAIN (LOSS) PER SHARE                                                    $            .00     $          .00
=============================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                   8,100,000          8,100,000
=============================================================================================================

        See accompanying independent accountants' compilation report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                        STATEMENTS OF CASH FLOWS


================================================================================


Nine months ended September 30,                                                        1997              1996
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                  $       128       $     2,496
    (Decrease) in accrued liabilities                                                (7,546)           (3,679)
-------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                                              (7,418)           (1,183)

CASH AND CASH EQUIVALENTS, at beginning of period                                   206,267           205,943
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period                                     $   198,849       $   204,760
=============================================================================================================

        See accompanying independent accountants' compilation report and note to financial statements.

                                                   UPWARD TECHNOLOGY CORPORATION

                                                    NOTE TO FINANCIAL STATEMENTS


================================================================================


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

                                The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.





                   See accompanying independent accountants' compilation report.

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

RESULTS OF OPERATIONS

         The Company, having sold its operating assets in 1989, had no operations for the quarter ending September 30, 1997. Although the Company is spending only minimum amounts to keep current with required Exchange Act filings and stock transfers, declining interest rates continue to erode the Company's principal asset, cash and cash equivalents.

         Management is continuing to search for a suitable merger partner that can utilize our public vehicle. There is no assurance that a suitable partner will be found in the near future, although management continues to review business plans of companies seeking such a combination.

LIQUIDITY AND CAPITAL RESOURCES

                 All assets are cash or cash equivalents. The Company's working capital and cash position at September 30, 1997 is approximately $199,000. Because the regulatory and accounting expenses for maintaining the corporate structure exceeds the low interest yield on the Company's cash deposits, liquidity can be expected to diminish.

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

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                          None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS
                          None

         ITEM 5. OTHER INFORMATION
                          None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized at Bala Cynwyd, Pennsylvania on the 13th day of November, 1997.



                        UPWARD TECHNOLOGY CORPORATION




                        BY:      /s/ ALBERT M. ZLOTNICK
                           ----------------------------
                                 Albert M. Zlotnick, President
                                 and Chief Executive Officer




                        BY:      /s/ IRVING I. LASSOFF
                                 ---------------------
                                 Irving I. Lassoff, Secretary, Treasurer
                                 and Principal Financial Officer