Form 10KSB
period 1997-12-31
UPWARD TECHNOLOGY CORP
filed 2000-04-19
CIK 62600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                         Commission File Number 2-29987

                          UPWARD TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                                 ---------------


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

       Securities registered under Section 12(g) of the Exchange Act: None
                                                                      ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No__ [X]__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $9,234.

As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on that date was $500,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 31, 2000, there were issued and outstanding 8,100,000 shares of the registrant's Common Stock, par value $.02 per share.

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

         In February, 1992 the Company consummated an agreement with Beverly Hills Bancorp ("BHB") wherein BHB acquired a controlling interest in the Company. In April, 1996, BHB sold its entire interest in the Company (4,100,000 shares of the Company's Common Stock), to Messrs. Albert M. Zlotnick and Irving
I. Lassoff. In January, 1998, Mr. Lassoff sold an aggregate of 2,050,000 shares of the Company's Common Stock, representing Mr. Lassoff's entire interest in the Company, to Albert M. Zlotnick.

         The Company currently has no full time employees. Its Chairman, President and Chief Executive Officer is Albert M. Zlotnick. Ms. Felice Bravato serves as the Company's Secretary.

         The Company is currently seeking merger or acquisition partners so as to best utilize the Company's cash and corporate structure.


ITEM 2 - PROPERTY

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended December 31, 1997 and 1996.

ITEM 3 - LEGAL PROCEEDINGS

         As of March 31, 2000, the Company is not a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5 - MARKET OF THE REGISTRANT'S COMMON EQUITY
  AND RELATED SECURITY HOLDERS MATTERS

         The Company's Common Stock, par value $.02 per share, is traded in the over-the counter market.

         The following table sets forth the range of high and low closing bid prices for the Company's Common Stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

         Calendar Years                   Bid Price
                                    Low              High
                                    ---              ----

1997:      First Quarter            $.02             $.03
           Second Quarter           $.03             $.03
           Third Quarter            $.03             $.03
           Fourth Quarter           $.02             $.03

                                           Bid Price
                                    Low              High
                                    ---              ----

1996:      First Quarter            $.02             $.04
           Second Quarter           $.02             $.03
           Third Quarter            $.02             $.03
           Fourth Quarter           $.02             $.03

         As of March 31, 2000, the National Quotation Bureau, Inc. reported that the closing bid and asked prices on the Company's Common Stock were $.11 and $.14, respectively.

         As of March 31, 2000, the Company's Common Stock, $.02 par value, was held of record by approximately 690 record holders, including several brokers in their names for their customers' accounts.

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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

           In May 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended December 31, 1997 and 1996, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

           During the year ended December 31, 1997 ("Fiscal 97"), the Company earned interest of $9,234 as compared to $9,625 of interest earned in the year ended December 31, 1996 ("Fiscal 96"), a decrease of $391. During Fiscal 97, the Company incurred general and administrative expenses of $12,407, an increase of $3,560 as compared with Fiscal 96 expenses of $8,847.


Liquidity and Capital Resources

           During Fiscal 97, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of December 31, 1997, the Company had working capital of $195,971. This working capital is expected to be sufficient to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

Market Risk

         The Company's market risk includes the potential decrease in interest earned on its cash and cash equivalents arising from a decline in interest rates.


Forward-Looking Statements

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, and the Annual Report to Shareholders, Form 10-QSB or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Report Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

         The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions, customer product acceptance and continued access to capital markets and foreign currency risks. The Company wishes to caution investors that other factors may, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM  7 - FINANCIAL STATEMENTS

         The Financial Statements of Upward Technology, Inc. for the years ended December 31, 1997 and 1996 are included as part of this report following the signature page of this report:

         Cover page                                               F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                              F-3
         Balance sheet                                            F-4
         Statement of operations                                  F-5
         Statement of shareholders' equity                        F-6
         Statement of cash flows                                  F-7
         Notes to financial statements for the
           years ended December 31, 1997 and 1996                 F-8 & F-9

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years. The Company changed its independent accounts during fiscal 1996 and did not have any disagreements with the previous independent accountants.


                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company are as follows:

         Name                       Age                             Position
         ----                       ---                             --------
Albert M. Zlotnick                  75               Chairman, President and Chief Executive Officer
Felice Bravato                      40               Secretary

         Albert M. Zlotnick has served as the Company's Chairman and Chief Executive Officer since March 1992. Due to the curtailed nature of the Company's business activities, Mr. Zlotnick does not devote full time to the affairs of the Company. Mr. Zlotnick's primary occupation is as a private investor and financial consultant. Mr. Zlotnick currently serves as the Chairman of the Board of Directors of the following publicly traded companies: P.H.C Inc., Bala Cynwyd Corporation, Robin Industries, Inc., Electronic Data Controls Corp. and Convention Centers, Inc. He also serves as a director of Comprehensive Holding Corporation, S.A. of Geneva, Switzerland.

         Felice Bravato has served as Secretary to the Corporation for the past four years. She has worked for Davic Financial Services as an Administrative Assistant for the past nine years and is involved in all facets of the business.

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


ITEM 10 - EXECUTIVE COMPENSATION

         Due to the reduced level of the Company's operations, no compensation has been paid to any of the Company's executive officers during the fiscal years ended December 31, 1997 and 1996.

         The Company does not presently have any option, bonus, retirement or profit sharing plan.

         The Company has not paid and does not presently propose to pay any director for acting in such capacity compensation, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 31, 2000 by (I) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

NAME AND ADDRESS               NO. OF SHARES OWNED            PERCENT OF CLASS
----------------               -------------------            ----------------

  Albert M. Zlotnick                 4,100,000                       50.6%

  All directors and executive
   officers as a group               4,100,000                       50.6%


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company utilizes a portion of the premises occupied by Davic Associates, with which Mr. Zlotnick is a principal. Due to the curtailed nature of the Company's operations Davic Associates has, until further notice, waived the payment of rent by the Company.


ITEM 13 - EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

         (a) Exhibits:

         The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R), reference is made to Commission file number 2-29987 unless another statement or report is identified in parentheses.

Exhibit No.                         Description
-----------                         -----------

    3A            Articles of Incorporation of Registrant              I/B/R
    3B            By - Laws of Registrant                              I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1997.

         (c) Financial Statements

         The financial statements and related notes of the Company begin on page F-1 in the appendix. The report of the independent certified public accountants on the Company's financial statements is on page F-3 in the appendix.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          UPWARD TECHNOLOGY CORPORATION



                          By:/s/Albert M. Zlotnick
                             ----------------------------
                             ALBERT M. ZLOTNICK, Chairman
                             and Chief Executive Officer
                             Dated: March 31, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

      Signature                      Title                          Date
      ---------                      -----                          ----


/s/ Albert M. Zlotnick         Chairman, Secretary,              March 31, 2000
----------------------         Chief Executive Officer
ALBERT M. ZLOTNICK             (Principal Executive Officer and
                               Principal Accounting Officer)

                             UPWARD TECHNOLOGY, INC.


                              FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                           DECEMBER 31, 1997 AND 1996

                             UPWARD TECHNOLOGY, INC.

                                TABLE OF CONTENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------


                                                                     PAGE
                                                                    NUMBER
                                                                    ------
Independent Auditor's Report                                          F-3

Financial Statements:
   Balance sheet                                                      F-4
   Operations                                                         F-5
   Shareholders' equity                                               F-6
   Cash flows                                                         F-7
   Notes to financial statements                                   F-8 & F-9

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Upward Technology, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upward Technology, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                                  Certified Public Accountants


Bala Cynwyd, PA
December 29, 1999

                             UPWARD TECHNOLOGY, INC.

                                  BALANCE SHEET
-------------------------------------------------------------------------------

                                                          DECEMBER 31,
                                                     1997              1996
                                                  -----------     -----------

                                     ASSETS


Cash and cash equivalents                         $   200,279     $   206,267
Prepaid expenses                                          422             422
                                                  -----------     -----------

                                                  $   200,701     $   206,689
                                                  ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Accrued expenses                               $     4,730     $     7,545
                                                  -----------     -----------
Shareholders' equity:
   Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                  162,000         162,000
   Additional paid-in capital                       1,983,208       1,983,208
   Accumulated deficit                             (1,949,237)     (1,946,064)
                                                  -----------     -----------

           Net shareholders' equity                   195,971         199,144
                                                  -----------     -----------
                                                  $   200,701     $   206,689
                                                  ===========     ===========











 The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                             STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                        1997             1996
                                                        -----            ----


Revenue, interest income                              $  9,234          $9,625


General and administrative expenses                     12,407           8,847
                                                      --------         -------

Net income (loss)                                    ($  3,173)        $   778
                                                     =========         =======

Net income (loss) per share, basic and diluted       ($      -)        $     -
                                                     =========         =======













 The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                         ADDITIONAL
                                                        COMMON             PAID-IN           ACCUMULATED
                                                        STOCK              CAPITAL             DEFICIT
                                                      ----------        -------------       -------------
Balance, December 31, 1995                             $162,000           $1,983,208          ($1,946,842)


Net income for year ended
   December 31, 1996                                                                                  778
                                                   ------------       --------------        -------------


Balance, December 31, 1996                              162,000            1,983,208         (  1,946,064)


Net (loss) for year ended
   December 31, 1997                                                                         (      3,173)
                                                   ------------       --------------        -------------

Balance, December 31, 1997                             $162,000           $1,983,208          ($1,949,237)
                                                   ============       ==============        =============













 The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                             STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                       YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                 1997             1996
                                                                              ----------       ----------


                                        INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income (loss)                                                         ($    3,173)      $      778
   Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
     (Decrease) in accrued expenses                                           (    2,815)     (       454)
                                                                              ----------       ----------

           Net cash provided by (used in) operating activities                (    5,988)             324
                                                                              ----------       ----------


Net increase (decrease) in cash and cash equivalents                          (    5,988)             324


Cash and cash equivalents at beginning of year                                   206,267          205,943
                                                                              ----------       ----------


Cash and cash equivalents at end of year                                        $200,279         $206,267
                                                                              ==========       ==========

















 The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------

1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of business - The Company presently conducts no business, but is searching for appropriate investment and acquisition opportunities. Its only income consists of interest from investments.

         Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing basic and diluted earnings per share. Per share data is computed using the weighted average number of common shares outstanding. The Company does not have any outstanding options or warrants. The weighted average number of common shares was 8,100,000 for both basic and dilutive in 1997 and 1996.

         Cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

         Short-term investments potentially subject the Company to concentrations of credit risk. To limit this risk, the Company places its short-term cash investments with high credit quality financial institutions.

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of December 31, 1997 and 1996, because of the short maturity of these financial instruments.

         Use of estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income taxes - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

                             UPWARD TECHNOLOGY, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------

2.       Income Taxes

         The Company is classified as a personal holding company for federal income tax purposes for each of the years presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At December 31, 1997, the Company had net operating loss carryforwards of approximately $28,000 which will expire in years 2007 through 2012 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

         A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance provided effectively eliminated the deferred tax asset resulting from net operating loss carryforwards.

         The Company did not incur a personal holding income tax or state income tax for the years ended December 31, 1997 and 1996, due to operating losses incurred in 1997 and utilization of net operating loss carryforwards in 1996.