Form 10KSB
period 1999-12-31
UPWARD TECHNOLOGY CORP
filed 2000-04-21
CIK 62600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   -----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No__ [X]__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $19,885.

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

ITEM 2 - PROPERTY

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended December 31, 1999 and 1998.

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

         Calendar Years                            Bid Price
                                            Low               High
                                            ---               ----
1999:      First Quarter                    $.004             $.4063
           Second Quarter                   $.0313            $.0850
           Third Quarter                    $.04              $.0600
           Fourth Quarter                   $.041             $.0545

                                                   Bid Price
                                            Low               High
                                            ---               ----
1998:      First Quarter                    $.02              $.03
           Second Quarter                   $.02              $.02
           Third Quarter                    $.02              $.04
           Fourth Quarter                   $.004             $.02


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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

           In May 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended December 31, 1999 and 1998, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.

Results of Operations

           During the year ended December 31, 1999 ("Fiscal 99"), the Company earned interest of $8,885 as compared to $9,151 of interest earned in the year ended December 31, 1998 ("Fiscal 98"), a decrease of $266. The Company earned other income of $11,000 in Fiscal 99 for reimbursement of professional fees associated with a potential merger. During Fiscal 99, the Company incurred general and administrative expenses of $21,045 as compared to $8,373 for Fiscal 98, an increase of $12,672 of which $11,000 of the increase was incurred for professional fees associated with a potential merger.

Liquidity and Capital Resources

           During Fiscal 99, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of December 31, 1999, the Company had working capital of $195,589. This working capital is expected to be sufficient to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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

ITEM  7 - FINANCIAL STATEMENTS

         The Financial Statements of Upward Technology, Inc. for the years ended December 31, 1999 and 1998 are included as part of this report following the signature page of this report:

         Cover page                                          F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                         F-3
         Balance sheet                                       F-4
         Statement of operations                             F-5
         Statement of shareholders' equity                   F-6
         Statement of cash flows                             F-7
         Notes to financial statements for the
           years ended December 31, 1999 and 1998            F-8 & F-9

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

ITEM 10 - EXECUTIVE COMPENSATION

         Due to the reduced level of the Company's operations, no salary has been paid to any of the Company's executive officers during the fiscal years ended December 31, 1999 and 1998. During Fiscal 98, the Company accrued a management fee payable in the amount of $5,000 to its president and principle shareholder for his administrative services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company. There were no management fees accrued or paid for during the year ended December 31, 1999.

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

Exhibit No.                         Description
-----------                         -----------
    3A            Articles of Incorporation of Registrant              I/B/R
    3B            By - Laws of Registrant                              I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1999.

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



                            UPWARD TECHNOLOGY CORPORATION



                            By:/s/Albert M. Zlotnick
                               ------------------------------------------
                               ALBERT M. ZLOTNICK, Chairman
                               and Chief Executive Officer
                               Dated: March 31, 2000


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

                            UPWARD TECHNOLOGY, INC.

                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                            UPWARD TECHNOLOGY, INC.

                               TABLE OF CONTENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

Independent Auditor's Report                               F-3

Financial Statements:
  Balance sheet                                            F-4
  Operations                                               F-5
  Shareholders' equity                                     F-6
  Cash flows                                               F-7
  Notes to financial statements                         F-8 & F-9

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Upward Technology, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upward Technology, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                                 Certified Public Accountants


Bala Cynwyd, PA
February 18, 2000

                             UPWARD TECHNOLOGY, INC.

                                  BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   DECEMBER 31,
                                                              1999              1998
                                                           -----------       -----------
                                           ASSETS

Cash and cash equivalents                                  $   200,938       $   203,167
Prepaid expenses                                                     -               422
                                                           -----------       -----------
                                                           $   200,938       $   203,589
                                                           ===========       ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accrued expenses                                        $       349       $     1,840
   Due to shareholder                                            5,000             5,000
                                                           -----------       -----------
                                                                 5,349             6,840
                                                           -----------       -----------
Shareholders' equity:
   Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                           162,000           162,000
   Additional paid-in capital                                1,983,208         1,983,208
   Accumulated deficit                                      (1,949,619)       (1,948,459)
                                                           -----------       -----------
           Total shareholders' equity                          195,589           196,749
                                                           -----------       -----------
                                                           $   200,938       $   203,589
                                                           ===========       ===========










The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                     1999               1998
                                                    -------            -----
Revenues:
   Interest income                                  $ 8 885            $9,151
   Other income                                      11,000                 -
                                                   --------            ------
Total revenues                                       19,885             9,151
                                                   --------            ------
General and administrative expenses                  21,045             8,373
                                                   --------            ------
Net income (loss)                                  ($ 1,160)           $  778
                                                   ========            ======
Net income (loss) per share, basic and diluted     ($     -)           $    -
                                                   ========            ======

















The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                               ADDITIONAL
                                  COMMON        PAID-IN        ACCUMULATED
                                  STOCK         CAPITAL          DEFICIT
                                ----------    ------------    -------------


Balance, December 31, 1997        $162,000     $1,983,208      ($1,949,237)

Net income for year ended
   December 31, 1998                                                   778
                                  --------     ----------      -----------
Balance, December 31, 1998         162,000      1,983,208       (1,948,459)

Net (loss) for year ended
   December 31, 1999                                                (1,160)
                                  --------     ----------      -----------
Balance, December 31, 1999        $162,000     $1,983,208      ($1,949,619)
                                  ========     ==========      ===========







The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                                 1999               1998
                                                               --------           ------
                                INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                            ($1,160)         $    778
   Decrease in operating assets:
     Decrease in prepaid expense                                    422                 -
   (Decrease) in operating liabilities:
     (Decrease) in accrued expenses                              (1,491)           (2,890)
                                                               --------          --------
           Net cash (used in) operating activities               (2,229)           (2,112)
                                                               --------          --------
Cash flows from investing activities:
   Investment in bonds                                         (180,000)                -
   Proceeds from redemption of bonds                            180,000                 -
                                                               --------          --------
           Net cash provided by  (used in)
              investing activities                                    -                 -
                                                               --------          --------
Cash flows from financing activities:
   Advance from shareholder                                           -             5,000
                                                               --------          --------
           Net cash provided by financing activities                  -             5,000
                                                               --------          --------
Net increase (decrease) in cash and cash equivalents             (2,229)            2,888

Cash and cash equivalents at beginning of year                  203,167           200,279
                                                               --------          --------
Cash and cash equivalents at end of year                       $200,938          $203,167
                                                               ========          ========











The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of business - The Company presently conducts no business, but is searching for appropriate investment and acquisition opportunities. Its only income consists of interest from investment income.

         Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing basic and diluted earnings per share. Per share data is computed using the weighted average number of common shares outstanding. The Company does not have any outstanding options or warrants. The weighted average number of common shares was 8,100,000 for both basic and diluted in 1999 and 1998.

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

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of December 31, 1999 and 1998, because of the short maturity of these financial instruments.

         Use of estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                             UPWARD TECHNOLOGY, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

2.       Due to Shareholder

         The amount due to shareholder is non-interest bearing with no specific repayment terms.


3.       Management Fees

         The Company has agreed to compensate its president and principle shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $5,000 were included in general and administrative expenses for the year ended December 31, 1998. There were no management fees for the year ended December 31, 1999.


4.       Income Taxes

         The Company is classified as a personal holding company for federal income tax purposes for each of the years presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At December 31, 1999, the Company had net operating loss carryforwards of approximately $29,000 which will expire in years 2007 through 2014 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

         A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance provided effectively eliminated the deferred tax asset resulting from net operating loss carryforwards.

         The Company did not incur a personal holding income tax or state income tax for the years ended December 31, 1999 and 1998, due to operating losses incurred in 1999 and utilization of net operating loss carryforwards in 1998.

                             UPWARD TECHNOLOGY, INC.

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF UPWARD TECHNOLOGY, INC. AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER         AMOUNT        ITEM DESCRIPTION
-----------        --------       ----------------

5-02(1)           $200,938        Cash and cash items
5-02(2)               -           Marketable securities
5-02(3)(a)(1)         -           Notes and accounts receivable, trade
5-02(4)               -           Allowances for doubtful accounts
5-02(6)               -           Inventories
5-02(9)            200,938        Total current assets
5-02(13)              -           Property, plant and equipment
5-02(14)              -           Accumulated depreciation
5-02(18)           200,938        Total assets
5-02(21)             5,349        Total current liabilities
5-02(22)              -           Bonds, mortgages and similar debt
5-02(28)              -           Preferred stock, mandatory redemption
5-02(29)              -           Preferred stock, no mandatory redemption
5-02(30)           162,000        Common stock
5-02(31)            33,589        Other stockholders' equity
5-02(32)           200,938        Total liabilities and stockholders' equity
5-03(b)1(a)           -           Net sales of tangible products
5-03(b)1            19,885        Total revenues
5-03(b)2(a)           -           Cost of tangible goods sold
5-03(b)2              -           Total costs and expenses applicable to
                                   sales and revenues
5-03(b)3            21,045        Other costs and expenses
5-03(b)5              -           Provision for doubtful accounts and notes
5-03(b)(8)            -           Interest and amortization of debt discount
5-03(b)(10)         (1,160)       Loss before taxes and other items
5-03(b)(11)           -           Income tax expense
5-03(b)(14)         (1,160)       Loss from continuing operations
5-03(b)(15)           -           Discontinued operations
5-03(b)(17)           -           Extraordinary items
5-03(b)(18)           -           Cumulative effect, changes in
                                   accounting principles
5-03(b)(19)         (1,160)       Net loss
5-03(b)(20)           -           Earnings per share, basic
5-03(b)(20)           -           Earnings per share, diluted