Form 10QSB
period 1998-03-31
UPWARD TECHNOLOGY CORP
filed 2000-05-16
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      March 31, 1998     Commission file number       2-29987
                  -----------------------                        ---------------


                          UPWARD TECHNOLOGY CORPORATION



             NEW YORK                                      11-1714403
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


  301 CITY AVENUE,               BALA CYNWYD, PA            19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      610-667-8225
                                                   ---------------------




--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                      Yes            No    X
                                                          -------        ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at March 31, 1998   8,100, 000

                          UPWARD TECHNOLOGY CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 1998
--------------------------------------------------------------------------------








                                      INDEX


Part I - Financial Information:
              Condensed balance sheet as of
                 March 31,1998 and March 31,1997                                 2

              Condensed statement of operations
                 for the three-month periods ended
                 March 31, 1998 and 1997                                         3

              Condensed statement of cash flows
                 for the three-month periods ended
                 March 31, 1998 and 1997                                         4

              Notes to condensed financial statements                            5

              Management's discussion and analysis of the
                 financial condition and results of operations                   6


Part II - Other Information

              Item 1.  Legal Proceedings                                         7
              Item 2.  Changes in Securities                                     7
              Item 3.  Defaults Upon Senior Securities                           7
              Item 4.  Submission of Matters to a Vote of Security Holders       7
              Item 5.  Other Information                                         7
              Item 6.  Exhibits and Reports of Form 8-K                          7

Signature                                                                        8

                          UPWARD TECHNOLOGY CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                       MARCH 31,
                                                                                1998               1997
                                                                            ------------       ------------
                                                      ASSETS
Cash and cash equivalents                                                    $   200,909       $   205,775
Prepaid expenses                                                                     422               422
                                                                             -----------       -----------

                                                                             $   201,331       $   206,197
                                                                             ===========       ===========





                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Accrued expenses                                                          $      3,977       $     5,821
                                                                            ------------       -----------


Stockholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                                             162,000           162,000
  Additional paid-in capital                                                   1,983,208         1,983,208
  Accumulated deficit                                                         (1,947,854)       (1,944,832)
                                                                            ------------       -----------

           Net stockholders' equity                                              197,354           200,376
                                                                            ------------       -----------

                                                                            $    201,331       $   206,197
                                                                            ============       ===========





See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    1998                  1997
                                                 ---------                -----

Revenue, interest income                            $1,934                $1,881

General and administrative expenses                    551                   649
                                                 ---------             ---------
Net income                                       $   1,383             $   1,232
                                                 =========             =========
Net income per share, basic and diluted          $       -             $       -
                                                 =========             =========
Weighted average number of outstanding
  shares for basic and diluted                   8,100,000             8,100,000
                                                 =========             =========




See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               1998            1997
                                                                              ------          -----
                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income                                                                $   1,383       $   1,232
  Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
     (Decrease) in accrued expenses                                              (753)         (1,724)
                                                                            ---------       ---------

           Net cash provided by
             (used in) operating activities                                       630            (492)


Cash and cash equivalents at beginning of period                              200,279         206,267
                                                                              -------         -------


Cash and cash equivalents at end of period                                   $200,909        $205,775
                                                                              =======         =======



See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three-month periods ended March 31, 1998 and 1997 and cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the three-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                          UPWARD TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three months ended March 31, 1998 and 1997, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the three months ended March 31, 1998, the Company earned interest of $1,934 as compared to $1,881 of interest earned in the three months ended March 31, 1997, an increase of $53. During the three months ended March 31, 1998, the Company incurred general and administrative expenses of $551, a decrease of $98 as compared with the three months ended March 31, 1997 expenses of $649.


Liquidity and Capital Resources

During the three months ended March 31, 1998, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of March 31, 1998, the Company had working capital of $197,354. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

                          UPWARD TECHNOLOGY CORPORATION

Part II - Other Information

         Item 1.      Legal Proceedings
                      None

         Item 2.      Changes in Securities
                      None

         Item 3.      Defaults upon Senior Securities
                      None

         Item 4.      Submission of Matters to a Vote of Security Holders
                      None

         Item 5.      Other Information
                      None

         Item 6.      Exhibits and Reports of Form 8-K
                      None

                          UPWARD TECHNOLOGY CORPORATION

                                    SIGNATURE
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               UPWARD TECHNOLOGY
                                                CORPORATION






                                               ---------------------------------
                                               Albert M. Zlotnick, President and
                                                Chief Executive Officer



Date: May 1, 2000