Form 10QSB
period 1998-06-30
UPWARD TECHNOLOGY CORP
filed 2000-05-23
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      June 30, 1998     Commission file number      2-29987
                  ----------------------                        ----------------



                          UPWARD TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------


             NEW YORK                                         11-1714403
--------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


            301 CITY AVENUE                       BALA CYNWYD, PA      19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code      610-667-8225
                                                   ---------------------



________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                    ____ Yes     __X__ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at June 30, 1998  8,100,000

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 1998
--------------------------------------------------------------------------------





                                      INDEX


Part I - Financial Information (unaudited):
            Condensed balance sheet as of
              June 30,1998 and December 31,1997                              2

            Condensed statement of operations
              for the three-month and six-month periods ended
              June 30, 1998 and 1997                                         3

            Condensed statement of cash flows
              for the six-month periods ended
              June 30, 1998 and 1997                                         4

            Notes to condensed financial statements                          5

            Report of independent accountants                                6

            Management's discussion and analysis of the
              financial condition and results of operations                  7


Part II - Other Information

            Item 1.  Legal Proceedings                                       8
            Item 2.  Changes in Securities                                   8
            Item 3.  Defaults Upon Senior Securities                         8
            Item 4.  Submission of Matters to a Vote of Security Holders     8
            Item 5.  Other Information                                       8
            Item 6.  Exhibits and Reports of Form 8-K                        8

Signature                                                                    9

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------









                                                   June 30,      December 31,
                                                    1998            1997
                                                ------------     -----------

                                     ASSETS


Cash and cash equivalents                      $   199,521       $   200,279
Prepaid expenses                                       422               422
                                               -----------       -----------

                                               $   199,943       $   200,701
                                               ===========       ===========





                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Accrued expenses                             $      1,127      $     4,730
                                               ------------      -----------


Shareholders' equity:
  Common stock, $.02 par value; 24,000,000
     shares authorized, 8,100,000 shares
     issued and outstanding                         162,000           162,000
  Additional paid-in capital                      1,983,208         1,983,208
  Accumulated deficit                            (1,946,392)       (1,949,237)
                                               ------------      ------------

           Net shareholders' equity                 198,816           195,971
                                               ------------      ------------

                                               $    199,943      $    200,701
                                               ============      ============





See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                  1998                  1997             1998          1997
                                                 ------                ------          --------       ------
Revenue, interest income                     $    2,307            $    2,317        $    4,241     $    4,198



General and administrative expenses                 845                 4,230             1,396          4,879
                                             ----------            ----------        ----------     ----------



Net income (loss)                            $    1,462               ($1,913)       $    2,845       ($   681)
                                             ==========            ==========        ==========     ==========



Net income (loss)  per share,
  basic and diluted                          $      -              $        -        $    -         $    -
                                             ==========            ==========        ==========     ==========



Weighted average number of
  outstanding shares for basic
  and diluted                                 8,100,000             8,100,000         8,100,000      8,100,000
                                             ==========            ==========        ==========     ==========







See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------






                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      1998             1997
                                                                   ----------        -------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                              $   2,845          ($       681)
  Adjustments to reconcile net income (loss) to net
       cash (used in) operating activities:
     (Decrease) in accrued expenses                              (   3,603)         (      7,546)
                                                                  --------             ---------

           Net cash (used in) operating activities               (     758)         (      8,227)


Cash and cash equivalents at beginning of period                   200,279               206,267
                                                                   -------               -------


Cash and cash equivalents at end of period                        $199,521              $198,040
                                                                   =======               =======





















See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for the six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA


We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of June 30, 1998 and the related condensed statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 27, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                       Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 8, 2000

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------





General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the six months ended June 30, 1998 and 1997, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the six months ended June 30, 1998, the Company earned interest of $4,241 as compared to $4,198 of interest earned in the six months ended June 30, 1997, an increase of $43. During the six months ended June 30, 1998, the Company incurred general and administrative expenses of $1,396, a decrease of $3,483 as compared with the six months ended June 30, 1997 expenses of $4,879.


Liquidity and Capital Resources

During the six months ended June 30, 1998, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of June 30, 1998, the Company had working capital of $198,816. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================








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

         Item 3.      Defaults upon Senior Securities
                      None

         Item 4.      Submission of Matters to a Vote of Security Holders
                      None

         Item 5.      Other Information
                      None

         Item 6.      Exhibits and Reports of Form 8-K
                      None

                         UPWARD TECHNOLOGY CORPORATION
                         =============================

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



Date: May 8, 2000