Form 10QSB
period 1998-09-30
UPWARD TECHNOLOGY CORP
filed 2000-05-23
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1998     Commission file number     2-29987
                  ------------------                           -----------------



                          UPWARD TECHNOLOGY CORPORATION



             NEW YORK                                            11-1714403
--------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


301 CITY AVENUE                            BALA CYNWYD, PA         19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code    610-667-8225
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


                                                             ___ Yes    _X_   No




Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at September 30, 1998  8,100,000

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1998
--------------------------------------------------------------------------------



                                      INDEX


Part I - Financial Information (unaudited):
             Condensed balance sheet as of
                September 30, 1998 and December 31, 1997                       2

             Condensed statement of operations
                for the three-month and nine-month periods ended
                September 30, 1998 and 1997                                    3

             Condensed statement of cash flows
                for the nine-month periods ended
                September 30, 1998 and 1997                                    4

             Notes to condensed financial statements                           5

             Report of independent accountants                                 6

             Management's discussion and analysis of the
                financial condition and results of operations                  7


Part II - Other Information

             Item 1.  Legal Proceedings                                        8
             Item 2.  Changes in Securities                                    8
             Item 3.  Defaults Upon Senior Securities                          8
             Item 4.  Submission of Matters to a Vote of Security Holders      8
             Item 5.  Other Information                                        8
             Item 6.  Exhibits and Reports of Form 8-K                         8

Signature                                                                      9

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------



                                                                            September 30,   December 31,
                                                                                1998            1997
                                                                            ------------    ------------
                                     ASSETS


Cash and cash equivalents                                                    $  201,843       $  200,279
Prepaid expenses                                                                    422              422
                                                                             ----------       ----------

                                                                             $  202,265       $  200,701
                                                                             ==========       ==========





                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Accrued expenses                                                           $    1,277  $         4,730
                                                                             ----------       ----------


Shareholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                                            162,000          162,000
  Additional paid-in capital                                                  1,983,208        1,983,208
  Accumulated deficit                                                       ( 1,944,220)     ( 1,949,237)
                                                                             ----------       ----------

           Net shareholders' equity                                             200,988          195,971
                                                                             ----------       ----------

                                                                             $  202,265       $  200,701
                                                                             ==========       ==========




See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                  1998                  1997           1998             1997
                                                 ------                ------        --------         ------
Revenue, interest income                         $2,322                $2,295          $6,563          $6,493



General and administrative expenses                 150                 1,486           1,546           6,365
                                                 ------                 -----           -----            -----



Net income                                       $2,172                $  809          $5,017          $  128
                                                 ======                ======          ======          =======



Net income per share, basic and diluted          $    -                $    -          $    -          $    -
                                                 ======                ======          ======          ======



Weighted average number of
  outstanding shares for basic
  and diluted                                 8,100,000             8,100,000       8,100,000       8,100,000
                                              =========             =========       =========       =========







See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------








                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 1998               1997
                                                                             ----------           -------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income                                                                $   5,017             $     128
  Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
     (Decrease) in accrued expenses                                          (  3,453)             (  7,546)
                                                                             --------             ---------

           Net cash provided by (used in) operating activities                  1,564              (  7,418)


Cash and cash equivalents at beginning of period                              200,279               206,267
                                                                              -------               -------


Cash and cash equivalents at end of period                                   $201,843              $198,849
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

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. The results of operations for the nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA



We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of September 30, 1998 and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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





                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 8, 2000

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------





General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the nine months ended September 30, 1998 and 1997, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the nine months ended September 30, 1998, the Company earned interest of $6,563 as compared to $6,493 of interest earned in the nine months ended September 30, 1997, an increase of $70. During the nine months ended September 30, 1998, the Company incurred general and administrative expenses of $1,546, a decrease of $4,819 as compared with the nine months ended September 30, 1997 expenses of $6,365.


Liquidity and Capital Resources

During the nine months ended September 30, 1998, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of September 30, 1998, the Company had working capital of $200,988. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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