Form 10QSB
period 1999-03-31
UPWARD TECHNOLOGY CORP
filed 2000-05-23
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended     March 31, 1999     Commission file number     2-29987
                  -----------------------                       ----------------



                          UPWARD TECHNOLOGY CORPORATION



             NEW YORK                                            11-1714403
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  301 CITY AVENUE                         BALA CYNWYD, PA           19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code      610-667-8225
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


                                                               ___ Yes    _X_ No




Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at March 31, 1999   8,100,000

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 1999
--------------------------------------------------------------------------------









                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 March 31,1999 and March 31,1998                               2

              Condensed statement of operations
                 for the three-month periods ended
                 March 31, 1999 and 1998                                       3

              Condensed statement of cash flows
                 for the three-month periods ended
                 March 31, 1999 and 1998                                       4

              Notes to condensed financial statements                          5

              Report of independent accountants                                6

              Management's discussion and analysis of the
                 financial condition and results of operations                 7


Part II - Other Information

              Item 1.  Legal Proceedings                                       8
              Item 2.  Changes in Securities                                   8
              Item 3.  Defaults Upon Senior Securities                         8
              Item 4.  Submission of Matters to a Vote of Security Holders     8
              Item 5.  Other Information                                       8
              Item 6.  Exhibits and Reports of Form 8-K                        8

Signature                                                                      9

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------






                                                                              MARCH 31,      December 31,
                                                                                1999             1998
                                                                             ----------      ------------
                                     ASSETS


Cash and cash equivalents                                                    $  203,313       $  203,167
Prepaid expenses                                                                    422              422
                                                                             ----------       ----------

                                                                             $  203,735       $  203,589
                                                                             ==========       ==========




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accrued expenses                                                           $    3,878       $    1,840
  Due to shareholder                                                              5,000            5,000
                                                                             ----------       ----------

                                                                                  8,878            6,840
                                                                             ----------       ----------

Shareholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                                            162,000          162,000
  Additional paid-in capital                                                  1,983,208        1,983,208
  Accumulated deficit                                                       ( 1,950,351)     ( 1,948,459)
                                                                             ----------       ----------

           Net shareholders' equity                                             194,857          196,749
                                                                             ----------       ----------

                                                                             $  203,735       $  203,589
                                                                             ==========       ==========












See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------










                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            1999                  1998
                                                           ------                -----
Revenue, interest income                                   $1,680                $1,934



General and administrative expenses                         3,572                   551
                                                            -----               -------



Net income (loss)                                         ($1,892)               $1,383
                                                           ======                ======



Net income (loss) per share, basic and diluted             $  -                  $  -
                                                           ======                ======



Weighted average number of outstanding
  shares for basic and diluted                          8,100,000             8,100,000
                                                        =========             =========









See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------









                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    1999                 1998
                                                                   ------               ------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                             ( $  1,892)            $  1,383
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Increase (decrease) in accrued expenses                         2,038                ( 753)
                                                                  --------             --------

           Net cash provided by
             (used in) operating activities                            146                  630


Cash and cash equivalents at beginning of period                   203,167              200,279
                                                                  --------             --------


Cash and cash equivalents at end of period                        $203,313             $200,909
                                                                  ========             ========




















See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three-month periods ended March 31, 1999 and 1998 and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three-month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA


We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of March 31, 1999 and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998 and the related statements of operations, shareholders' equity, and cash flows for the year then ended
(not presented herein); and in our report dated January 6, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                                    Certified Public Accountants



Bala Cynwyd, Pennsylvania
May 8, 2000

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------





General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three months ended March 31, 1999 and 1998, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the three months ended March 31, 1999, the Company earned interest of $1,680 as compared to $1,934 of interest earned in the three months ended March 31, 1998, a decrease of $254. During the three months ended March 31, 1999, the Company incurred general and administrative expenses of $3,572, an increase of $3,021 as compared with the three months ended March 31, 1998 expenses of $551.


Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of March 31, 1999, the Company had working capital of $194,857. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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