Form 10QSB
period 1999-06-30
UPWARD TECHNOLOGY CORP
filed 2000-05-23
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      June 30, 1999     Commission file number      2-29987
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


                                                           Yes       X   No
                                                   -------        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       ----------------------------------
OUTSTANDING at June 30, 1999   8,100,000

                          UPWARD TECHNOLOGY CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 1999
--------------------------------------------------------------------------------







                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 June 30,1999 and December 31,1998                            2

              Condensed statement of operations
                 for the three-month and six-month periods ended
                 June 30, 1999 and 1998                                       3

              Condensed statement of cash flows
                 for the six-month periods ended
                 June 30, 1999 and 1998                                       4

              Notes to condensed financial statements                         5

              Report of independent accountants                               6

              Management's discussion and analysis of the
                 financial condition and results of operations                7

Part II - Other Information

              Item 1.  Legal Proceedings                                      8
              Item 2.  Changes in Securities                                  8
              Item 3.  Defaults Upon Senior Securities                        8
              Item 4.  Submission of Matters to a Vote of Security Holders    8
              Item 5.  Other Information                                      8
              Item 6.  Exhibits and Reports of Form 8-K                       8

Signature                                                                     9

                          UPWARD TECHNOLOGY CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------





                                                                               June 30,        December 31,
                                                                                 1999              1998
                                                                             -----------       ------------
                                                      ASSETS


Cash and cash equivalents                                                    $   204,386       $   203,167
Prepaid expenses                                                                     422               422
                                                                             -----------       -----------

                                                                             $   204,808       $   203,589
                                                                             ===========       ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accrued expenses                                                           $     4,128       $     1,840
  Due to stockholder                                                               5,000             5,000
                                                                             -----------       -----------

                                                                                   9,128             6,840
                                                                             -----------       -----------

Shareholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                                             162,000           162,000
  Additional paid-in capital                                                   1,983,208         1,983,208
  Accumulated deficit                                                         (1,949,528)       (1,948,459)
                                                                             -----------       -----------

           Net shareholders' equity                                              195,680           196,749
                                                                             -----------       -----------

                                                                             $   204,808       $   203,589
                                                                             ===========       ===========




See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------









                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                  1999                  1998             1999           1998
                                                 ------                ------          --------       --------

Revenue, interest income                         $2,023                $2,307            $3,703         $4,241



General and administrative expenses               1,200                   695             4,772          1,396
                                                 ------                ------            ------         ------



Net income (loss)                                $  823                $1,612           ($1,069)        $2,845
                                                 ======                ======            ======         ======



Net income (loss) per share,
  basic and diluted                              $    -                $    -            $    -         $    -
                                                 ======                ======            ======         ======


Weighted average number of
  outstanding shares for basic
  and diluted                                 8,100,000             8,100,000         8,100,000      8,100,000
                                              =========             =========         =========      =========










See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------








                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 1999                1998
                                                                              ----------           --------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                         ($  1,069)             $  2,845
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Increase (Decrease) in accrued expenses                                    2,288                (3,603)
                                                                             --------              --------

           Net cash provided by (used in) operating activities                  1,219                  (758)


Cash and cash equivalents at beginning of period                              203,167               200,279
                                                                             --------              --------


Cash and cash equivalents at end of period                                   $204,386              $199,521
                                                                             ========              ========






See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------






1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA


We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of June 30, 1999 and the related condensed statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




                                                    Certified Public Accountants



Bala Cynwyd, Pennsylvania
May 8, 2000

                          UPWARD TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------




General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the six months ended June 30, 1999 and 1998, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the six months ended June 30, 1999, the Company earned interest of $3,703 as compared to $4,241 of interest earned in the six months ended June 30, 1998, a decrease of $538. During the six months ended June 30, 1999, the Company incurred general and administrative expenses of $4,772, an increase of $3,376 as compared with the six months ended June 30, 1998 expenses of $1,396.


Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of June 30, 1999, the Company had working capital of $195,680. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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