Form 10QSB
period 1999-09-30
UPWARD TECHNOLOGY CORP
filed 2000-05-23
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  September 30, 1999     Commission file number     2-29987
                   ------------------                             --------------


                         UPWARD TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------


           NEW YORK                                          11-1714403
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


  301 CITY AVENUE                          BALA CYNWYD, PA      19004
----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code          610-667-8225
                                                            ------------


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

                                                  _____ Yes     __X__ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at September 30, 1999   8,100,000

                          UPWARD TECHNOLOGY CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1999
--------------------------------------------------------------------------------








                                      INDEX


Part I - Financial Information (unaudited):
           Condensed balance sheet as of
              September 30,1999 and December 31,1998                           2

           Condensed statement of operations
              for the three-month and nine-month periods ended
              September 30, 1999 and 1998                                      3

           Condensed statement of cash flows
              for the nine-month periods ended
              September 30, 1999 and 1998                                      4

           Notes to condensed financial statements                             5

           Report of independent accountants                                   6

           Management's discussion and analysis of the
              financial condition and results of operations                    7


Part II - Other Information

           Item 1.  Legal Proceedings                                          8
           Item 2.  Changes in Securities                                      8
           Item 3.  Defaults Upon Senior Securities                            8
           Item 4.  Submission of Matters to a Vote of Security Holders        8
           Item 5.  Other Information                                          8
           Item 6.  Exhibits and Reports of Form 8-K                           8

Signature                                                                      9

                          UPWARD TECHNOLOGY CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                           1999                    1998
                                                                       -------------           ------------

                                                    ASSETS


Cash and cash equivalents                                                $   201,353             $   203,167
Prepaid expenses                                                                 422                     422
                                                                         -----------             -----------
                                                                         $   201,775             $   203,589
                                                                         ===========             ===========



                                     LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Accrued expenses                                                       $     1,348             $     1,840
  Due to shareholder                                                           5,000                   5,000
                                                                         -----------             -----------
                                                                               6,348                   6,840
                                                                         -----------             -----------
Shareholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                                         162,000                 162,000
  Additional paid-in capital                                               1,983,208               1,983,208
  Accumulated deficit                                                     (1,949,781)             (1,948,459)
                                                                         -----------             -----------
           Net shareholders' equity                                          195,427                 196,749
                                                                         -----------             -----------
                                                                         $   201,775             $   203,589
                                                                         ===========             ===========




            See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,

                                                1999             1998            1999             1998
                                             ----------       ----------      ----------       ----------
Revenues:
  Interest income                            $    1,238       $    2,322      $    4,941       $    6,563
  Other income                                   11,000                -          11,000                -
                                             ----------       ----------      ----------       ----------
           Total revenues                        12,238            2,322          15,941            6,563


General and administrative expenses              12,491              150          17,263            1,546
                                             ----------       ----------      ----------       ----------


Net income (loss)                           ($      253)      $    2,172     ($    1,322)      $    5,017
                                             ==========       ==========      ==========       ==========


Net income (loss) per share,
  basic and diluted                          $        -       $        -      $        -       $        -
                                             ==========       ==========      ==========       ==========


Weighted average number of
  outstanding shares for basic
  and diluted                                 8,100,000        8,100,000       8,100,000        8,100,000
                                             ==========       ==========      ==========       ==========






            See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 1999              1998
                                                                                ------            ------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                           ($   1,322)         $   5,017
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     (Decrease) in accrued expenses                                                 (492)            (3,453)
                                                                               ---------          ---------
           Net cash provided by (used in) operating activities                    (1,814)             1,564
                                                                               ---------          ---------


Cash and cash equivalents at beginning of period                                 203,167            200,279
                                                                               ---------          ---------

Cash and cash equivalents at end of period                                     $ 201,353          $ 201,843
                                                                               =========          =========
















            See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA


We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of September 30, 1999 and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 8, 2000

                          UPWARD TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the nine months ended September 30, 1999 and 1998, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the nine months ended September 30, 1999, the Company earned interest of $4,941 as compared to $6,563 of interest earned in the nine months ended September 30, 1998, a decrease of $1,622. During the nine months ended September 30, 1999, the Company received other income of $11,000, an increase of $11,000 as compared with the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company incurred general and administrative expenses of $17,263, an increase of $15,717 as compared with the nine months ended September 30, 1998 expenses of $1,546.


Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of September 30, 1999, the Company had working capital of $195,427. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

                          UPWARD TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------


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


                                               UPWARD TECHNOLOGY
                                                 CORPORATION



                                               /s/Albert M. Zlotnick
                                               ---------------------------------
                                               Albert M. Zlotnick, President and
                                                 Chief Executive Officer



Date: May 8, 2000