Form 10QSB
period 2000-03-31
UPWARD TECHNOLOGY CORP
filed 2000-05-23
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      March 31, 2000     Commission file number     2-29987
                  -----------------------                        ---------------



                          UPWARD TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------


             NEW YORK                                           11-1714403
--------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)


  301 CITY AVENUE                                BALA CYNWYD, PA       19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code     610-667-8225
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


                                                 X    Yes           No
                                              -------        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at March 31, 2000   8,100,000

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2000
--------------------------------------------------------------------------------

                                      INDEX
                                      -----

Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 March 31, 2000 and December 31, 1999                          2

              Condensed statement of operations
                 for the three-month periods ended
                 March 31, 2000 and 1999                                      3

              Condensed statement of cash flows
                 for the three-month periods ended
                 March 31, 2000 and 1999                                      4

              Notes to condensed financial statements                         5

              Report of independent accountants                               6

              Management's discussion and analysis of the
                 financial condition and results of operations                7


Part II - Other Information

              Item 1.  Legal Proceedings                                      8
              Item 2.  Changes in Securities                                  8
              Item 3.  Defaults Upon Senior Securities                        8
              Item 4.  Submission of Matters to a Vote of Security Holders    8
              Item 5.  Other Information                                      8
              Item 6.  Exhibits and Reports of Form 8-K                       8

Signature                                                                     9

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------


                                                    MARCH 31,      DECEMBER 31,
                                                      2000            1999
                                                 ------------      ------------


                                     ASSETS


Cash and cash equivalents                        $   201,831       $   200,938
                                                 ===========       ===========




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accrued expenses                               $         100     $       349
  Due to shareholders                                    5,000           5,000
                                                 -------------     -----------

                                                         5,100           5,349
                                                 -------------     ------------

Shareholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                   162,000         162,000
  Additional paid-in capital                         1,983,208       1,983,208
  Accumulated deficit                               (1,948,477)     (1,949,619)
                                                 -------------     -----------

           Net shareholders' equity                    196,731         195,589
                                                 -------------     -----------

                                                 $     201,831     $   200,938
                                                 =============     ===========








See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------





                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                         2000            1999
                                                        ------           -----

Revenue, interest income                                $2,067          $1,680



General and administrative expenses                        925           3,572
                                                        ------           -----



Net income (loss)                                       $1,142         ($1,892)
                                                         =====          ======



Net income (loss) per share, basic and diluted      $    -              $ -
                                                     =========          ======



Weighted average number of outstanding
  shares for basic and diluted                       8,100,000       8,100,000
                                                     =========       =========








See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                         2000           1999
                                                        ------          -----




                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
 Net income (loss)                                   $   1,142       ($  1,892)
 Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
  Increase (decrease) in accrued expenses                 (249)          2,038
                                                      --------         -------

       Net cash provided by operating activities          893              146


Cash and cash equivalents at beginning of period      200,938          203,167
                                                      -------          -------


Cash and cash equivalents at end of period           $201,831         $203,313
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

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three-month periods ended March 31, 2000 and 1999 and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA


We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of March 31, 2000 and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 8, 2000

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

General
-------

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three months ended March 31, 2000 and 1999, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

During the three months ended March 31, 2000, the Company earned interest of $2,067 as compared to $1,680 of interest earned in the three months ended March 31, 1999, an increase of $387. During the three months ended March 31, 2000, the Company incurred general and administrative expenses of $925, a decrease of $2,647 as compared with the three months ended March 31, 1999 expenses of $3,572.


Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of March 31, 2000, the Company had working capital of $196,731. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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



Date: May 15, 2000