Form 10QSB
period 2000-06-30
UPWARD TECHNOLOGY CORP
filed 2000-08-15
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   June 30, 2000     Commission file number     2-29987
                    -------------                                --------


                          UPWARD TECHNOLOGY CORPORATION
 -----------------------------------------------------------------------------



             NEW YORK                                        11-1714403
------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification No.)


  301 CITY AVENUE     BALA CYNWYD, PA                             19004
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code          610-667-8225
                                                   ---------------------------




Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                      X   Yes           No
                                                   ------        ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at June 30, 2000   8,100,000

                          UPWARD TECHNOLOGY CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2000
-------------------------------------------------------------------------------








                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 June 30, 2000 and December 31,1999                          2

              Condensed statement of operations
                 for the three-month and six-month
                 periods ended June 30, 2000 and 1999                        3

              Condensed statement of cash flows
                 for the six-month periods ended
                 June 30, 2000 and 1999                                      4

              Notes to condensed financial statements5

              Report of independent accountants6

              Management's discussion and analysis of the
                 financial condition and results of operations               7


Part II - Other Information

              Item 1.  Legal Proceedings                                     8
              Item 2.  Changes in Securities                                 8
              Item 3.  Defaults Upon Senior Securities                       8
              Item 4.  Submission of Matters to a Vote of Security Holders   8
              Item 5.  Other Information                                     8
              Item 6.  Exhibits and Reports of Form 8-K                      8

Signature                                                                    9

                          UPWARD TECHNOLOGY CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------







                                                                      JUNE 30,            DECEMBER 31,
                                                                        2000                  1999
                                                                     -----------          ------------


                                     ASSETS


Cash and cash equivalents                                            $   202,326         $   200,938
                                                                     ===========         ============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accrued expenses                                                   $     1,600         $       349
  Due to shareholders                                                      5,000               5,000
                                                                     -----------         -----------

                                                                           6,600               5,349
                                                                     -----------         -----------

Shareholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                                     162,000             162,000
  Additional paid-in capital                                           1,983,208           1,983,208
  Accumulated deficit                                                ( 1,949,482)        ( 1,949,619)
                                                                     -----------         -----------

           Net shareholders' equity                                      196,726             195,589
                                                                     -----------         -----------

                                                                     $   202,326         $   200,938
                                                                     ===========         ===========
















See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------








                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                     2000           1999          2000          1999
                                                 -----------    -----------    -----------   -----------

Revenue, interest income                         $     2,671    $     2,023    $     4,738   $     3,703





General and administrative expenses                    3,676          1,200          4,601         4,772
                                                 -----------    -----------    -----------   -----------



Net income (loss)                                ($    1,005)   ($      823)           137        (1,069)
                                                 ===========    ===========    ===========   ===========




Net income (loss) per share, basic and diluted   $      --      $      --             --            --
                                                 ===========    ===========    ===========   ===========



Weighted average number of outstanding
  shares for basic and diluted                     8,100,000      8,100,000      8,100,000     8,100,000
                                                 ===========    ===========    ===========   ===========











See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------




                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          2000         1999
                                                       ---------   ---------




                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                    $     137   ($  1,069)
  Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
     Decrease in accrued expenses                          1,251       2,288
                                                       ---------   ---------

           Net cash provided by operating activities       1,388       1,219


Cash and cash equivalents at beginning of period         200,938     203,167
                                                       ---------   ---------


Cash and cash equivalents at end of period             $ 202,326   $ 204,386
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

                          UPWARD TECHNOLOGY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA


We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of June 30, 2000 and the related condensed statements of operations for the three- month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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





                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
August 11, 2000

                          UPWARD TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------





General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three months and six-months ended June 30, 2000 and 1999, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the six months ended June 30, 2000, the Company earned interest of $4,738 as compared to $3,703 of interest earned in the six months ended June 30, 1999, an increase of $1,035. During the six months ended June 30, 2000, the Company incurred general and administrative expenses of $4,601, a decrease of $171 as compared with the six months ended June 30, 1999 expenses of $4,772.


Liquidity and Capital Resources

During the six months ended June 30, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of June 30, 2000, the Company had working capital of $195,726. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                                         UPWARD TECHNOLOGY
                                           CORPORATION



                                         /s/Albert M. Zlotnick
                                         ---------------------------------------
                                         Albert M. Zlotnick, President and
                                           Chief Executive Officer



Date: August 11, 2000