Form 10QSB
period 2000-09-30
UPWARD TECHNOLOGY CORP
filed 2000-11-14
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  September 30, 2000 Commission file number 2-29987
                   ------------------                        -------



                          UPWARD TECHNOLOGY CORPORATION
                          -----------------------------



          NEW YORK                                               11-1714403
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                 301 CITY AVENUE, BALA CYNWYD, PA          19004
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)



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
                                                   X   Yes        No
                                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at September 30, 2000   8,100,000

                          UPWARD TECHNOLOGY CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                                      INDEX


Part I - Financial Information (unaudited):
           Condensed balance sheet as of
              September 30, 2000 and December 31,1999                          2

           Condensed statement of operations
              for the three-month and nine-month
              periods ended September 30, 2000 and 1999                        3

           Condensed statement of cash flows
              for the nine-month periods ended
              September 30, 2000 and 1999                                      4

           Notes to condensed financial statements                             5

           Report of independent accountants                                   6

           Management's discussion and analysis of the
              financial condition and results of operations                    7


Part II - Other Information

           Item 1.  Legal Proceedings                                          8
           Item 2.  Changes in Securities                                      8
           Item 3.  Defaults Upon Senior Securities                            8
           Item 4.  Submission of Matters to a Vote of Security Holders        8
           Item 5.  Other Information                                          8
           Item 6.  Exhibits and Reports of Form 8-K                           8

Signature                                                                      9

                          UPWARD TECHNOLOGY CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------


                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                 2000                  1999
                                                             -------------         ------------
                                 ASSETS

Cash and cash equivalents                                     $    5,800           $   200,938
Note receivable from shareholder                                 185,500                 -
Interest receivable from shareholder                                 927                 -
                                                              ----------           -----------

                                                              $  192,227           $   200,938
                                                              ==========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accrued expenses                                            $    7,200           $       349
  Due to shareholder                                               5,000                 5,000
                                                              ----------           -----------

                                                                  12,200                 5,349
                                                              ----------           -----------

Shareholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                             162,000               162,000
  Additional paid-in capital                                   1,983,208             1,983,208
  Accumulated deficit                                         (1,965,181)           (1,949,619)
                                                              ----------           -----------

           Net shareholders' equity                              180,027               195,589
                                                              ----------           -----------

                                                                $192,227           $   200,938
                                                              ==========            ==========




See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  2000              1999         2000             1999
                                               ---------         ---------    ---------        ---------
Revenue:
  Interest income                               $  2,952          $  1,238     $  7,690         $  4,941
  Other income                                     -                11,000        -               11,000
                                               ---------         ---------    ---------        ---------

           Total revenue                           2,952            12,238        7,690           15,941

General and administrative expenses               18,651            12,491       23,252           17,263
                                               ---------         ---------    ---------        ---------


Net loss                                        $(15,699)        $    (253)    $(15,562)         $(1,322)
                                               =========         =========    =========        =========


Net loss per share, basic and diluted          $   -             $   -        $   -            $   -
                                               =========         =========    =========        =========


Weighted average number of outstanding
  shares for basic and diluted                 8,100,000         8,100,000    8,100,000        8,100,000
                                               =========         =========    =========        =========












See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    2000                  1999
                                                                  --------              --------
                      INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net (loss)                                                      $(15,562)            $  (1,322)
  Interest receivable from shareholder                                (927)                -
  Adjustments to reconcile net (loss) to net
       cash (used in) operating activities:
     Increase (decrease) in accrued expenses                         6,851                  (492)
                                                                 ---------            ----------

           Net cash (used in) operating activities                  (9,638)               (1,814)
                                                                 ---------             ---------

Cash flows from investing activities:
  Loan to shareholder                                             (185,500)                 -
                                                                  --------              --------

           Cash (used in) investing activities                    (185,500)                 -
                                                                  --------              --------


Decrease in cash, and cash equivalents                            (195,138)                  -


Cash and cash equivalents at beginning of period                   200,938               203,167
                                                                  --------              --------


Cash and cash equivalents at end of period                        $  5,800              $201,353
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

                          UPWARD TECHNOLOGY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

3. Note receivable from shareholder is due on demand and bears interest at the prime rate. The effective rate was 9.5% at September 30, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA


We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of September 30, 2000 and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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





                                         Certified Public Accountants


Bala Cynwyd, Pennsylvania
November 13, 2000

                          UPWARD TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three months and nine-months ended September 30, 2000 and 1999, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the nine months ended September 30, 2000, the Company earned interest of $7,690 as compared to $4,941 of interest earned in the nine months ended September 30, 1999, an increase of $2,749. The Company did not receive any other income during the nine-months ended September 30, 2000, a decrease of $11,000 as compared with the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company incurred general and administrative expenses of $23,252, an increase of $5,989 as compared with the nine months ended September 30, 1999 expenses of $17,263.


Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. The Company's cash position decreased from $200,938 at December 31, 1999 to $5,800 at September 30, 2000. The decrease is attributable to a loan of $185,500 to its majority shareholder for investment purposes. The loan is due on demand and will earn interest at the prime rate of 9.5% per annum. As of September 30, 2000, the Company had working capital of $180,027. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                                        UPWARD TECHNOLOGY CORPORATION



                                        /s/ Albert M. Zlotnick
                                        ----------------------------------------
                                           Albert M. Zlotnick, President and
                                           Chief Executive Officer



Date: November 13, 2000