Form 10KSB
period 2000-12-31
UPWARD TECHNOLOGY CORP
filed 2001-04-02
CIK 62600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   -----------


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                         Commission File Number 2-29987

                          UPWARD TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                                 ---------------


             New York                                     11-1714403
             --------                                     ----------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

    301 City Avenue, Bala Cynwyd, PA                          19004
----------------------------------------                      -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (610) 667-8225

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $10,510.

As of March 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on that date, was $500,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 31, 2001, there were issued and outstanding 8,100,000 shares of the registrant's Common Stock, par value $.02 per share.

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


ITEM 2 - PROPERTY

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended December 31, 2000 and 1999.


ITEM 3 - LEGAL PROCEEDINGS

         As of March 31, 2001, the Company is not a party to any material legal proceedings.


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

         Calendar Years                            Bid Price
                                             Low               High
                                             ---               ----

2000:    First Quarter                       $.05              $.14
----     Second Quarter                      $.02              $.11
         Third Quarter                       $.23              $.25
         Fourth Quarter                      $.03              $.08

                                                   Bid Price
                                             Low               High
                                             ---               ----

1999:    First Quarter                      $.004             $.004
----     Second Quarter                     $.031             $.085
         Third Quarter                      $.040             $.060
         Fourth Quarter                     $.041             $.055

         As of March 31, 2001, the National Quotation Bureau, Inc. reported that the closing bid and asked prices on the Company's Common Stock were $.0350 and $.075, respectively.

         As of March 31, 2001, the Company's Common Stock, $.02 par value, was held of record by approximately 690 record holders, including several brokers in their names for their customers' accounts.

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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------
           In May 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended December 31, 2000 and 1999, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.

Results of Operations
---------------------

           During the year ended December 31, 2000 ("Fiscal 2000"), the Company earned interest of $6,800 as compared to $8,885 of interest earned in the year ended December 31, 1999 ("Fiscal 99"), a decrease of $2,085. The Company earned additional interest income of $3,710 in Fiscal 2000 for interest income associated with a receivable from an affiliated entity. The Company earned other income of $11,406 in Fiscal 99 for reimbursement of professional fees associated with a potential merger. During Fiscal 2000, the Company incurred general and administrative expenses of $22,974 as compared to $21,451 for Fiscal 2000, an increase of $1,523.

Liquidity and Capital Resources
-------------------------------

           During Fiscal 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the year. As of December 31, 2000, the Company had working capital of $183,125. This working capital is expected to be sufficient to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

Market Risk
-----------

         The Company's market risk includes the potential decrease in interest earned on its cash and cash equivalents arising from a decline in interest rates.

Forward-Looking Statements
--------------------------

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

ITEM 7 - FINANCIAL STATEMENTS

         The Financial Statements of Upward Technology, Inc. for the years ended December 31, 2000 and 1999 are included as part of this report following the signature page of this report:

         Cover page                                       F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                      F-3
         Balance sheet                                    F-4
         Statement of operations                          F-5
         Statement of shareholders' equity                F-6
         Statement of cash flows                          F-7
         Notes to financial statements for the
           years ended December 31, 2000 and 1999         F-8 & F-9

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company are as follows:

         Name                        Age                             Position
         ----                        ---                             --------
   Albert M. Zlotnick                 76                Chairman, President and Chief Executive Officer

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


ITEM 10 - EXECUTIVE COMPENSATION

         Due to the reduced level of the Company's operations, no salary has been paid to any of the Company's executive officers during the fiscal years ended December 31, 2000 and 1999. There were no management fees accrued or paid for during the year ended December 31, 2000.

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


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 31, 2001 by (I) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

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


Exhibit No.        Description
-----------        -----------

    3A             Articles of Incorporation of Registrant              I/B/R
    3B             By - Laws of Registrant                              I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2000.

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


                          UPWARD TECHNOLOGY CORPORATION



                                    By:/s/Albert M. Zlotnick
                                       ------------------------------------
                                       ALBERT M. ZLOTNICK, Chairman
                                       and Chief Executive Officer
                                       Dated: March 31, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

    Signature                       Title                             Date
    ---------                       -----                             ----

/s/ Albert M. Zlotnick      Chairman, Secretary,                  March 31, 2001
----------------------      Chief Executive Officer
ALBERT M. ZLOTNICK          (Principal Executive Officer and
                            Principal Accounting Officer)

                            UPWARD TECHNOLOGY, INC.

                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                            UPWARD TECHNOLOGY, INC.

                               TABLE OF CONTENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------




                                                                      Page
                                                                     Number
                                                                     ------


Independent Auditor's Report                                           F-3

Financial Statements:
     Balance sheet                                                     F-4
     Operations                                                        F-5
     Shareholders' equity                                              F-6
     Cash flows                                                        F-7
     Notes to financial statements                                  F-8 & F-9

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------




To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Upward Technology, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upward Technology, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                Certified Public Accountants


Bala Cynwyd, PA
March 12, 2001

                             UPWARD TECHNOLOGY, INC.

                                  BALANCE SHEET
--------------------------------------------------------------------------------

                                                                    DECEMBER 31,
                                                              2000               1999
                                                           ----------         ----------
                                    ASSETS

Cash and cash equivalents                                  $      191         $  200,938
Due from affiliate                                            189,210               --
                                                           ----------         ----------

                                                           $  189,401         $  200,938
                                                           ==========         ==========


                    LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Accrued expenses                                        $      346         $      349
   Due to shareholder                                           5,930              5,000
                                                           ----------         ----------

                                                                6,276              5,349
                                                           ----------         ----------

Shareholders' equity:
   Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                          162,000            162,000
   Additional paid-in capital                               1,983,208          1,983,208
   Accumulated deficit                                     (1,962,083)        (1,949,619)
                                                           ----------         ----------

           Total shareholders' equity                         183,125            195,589
                                                           ----------         ----------

                                                           $  189,401         $  200,938
                                                           ==========         ==========





 The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------







                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                  2000              1999
                                                --------          --------

Revenues:
   Interest income                              $ 10,510          $  8 885
   Other income                                     --              11,406
                                                --------          --------


Total revenues                                    10,510            20,291
                                                --------          --------


General and administrative expenses               22,974            21,451
                                                --------          --------


Net (loss)                                      ($12,464)         ($ 1,160)
                                                ========          ========



Net (loss) per share, basic and diluted         $   --            $   --
                                                ========          ========
















The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------




                                                        ADDITIONAL
                                     COMMON              PAID-IN           ACCUMULATED
                                      STOCK              CAPITAL             DEFICIT
                                   -----------         -----------         -----------

Balance, December 31, 1998         $   162,000         $ 1,983,208         ($1,948,459)


Net income for year ended
   December 31, 1999                                                       (     1,160)
                                   -----------         -----------         -----------


Balance, December 31, 1999             162,000           1,983,208         ( 1,949,619)


Net (loss) for year ended
   December 31, 2000                                                       (    12,464)
                                   -----------         -----------         -----------


Balance, December 31, 2000         $   162,000         $ 1,983,208         ($1,962,083)
                                   ===========         ===========         ===========












 The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------







                                                                             YEAR ENDED
                                                                             DECEMBER 31,
                                                                     2000                   1999
                                                                   --------               --------

                                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net (loss)                                                     ($ 12,464)             ( $ 1,160)
   Accrued interest income                                        (   3,710)                    --
   Decrease in operating assets:
     Decrease in prepaid expense                                         --                    422
   Increase (decrease) in operating liabilities:
     Increase in due to shareholder                                     930                     --
     (Decrease) in accrued expenses                               (       3)             (   1,491)
                                                                   --------               --------

           Net cash (used in) operating activities                (  15,247)             (   2,229)
                                                                   --------               --------

Cash flows from investing activities:
   Advances to affiliate                                          ( 185,500)                    --
   Investment in bonds                                                   --              ( 180,000)
   Proceeds from redemption of bonds                                     --                180,000
                                                                   --------               --------

           Net cash (used in) investing activities                ( 185,500)                    --
                                                                   --------               --------


Net (decrease) in cash and cash equivalents                       ( 200,747)             (   2,229)


Cash and cash equivalents at beginning of year                      200,938                203,167
                                                                   --------               --------


Cash and cash equivalents at end of year                           $    191               $200,938
                                                                   ========               ========







The notes to financial statements are an integral part of the above statement.

                             UPWARD TECHNOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------



1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of business - The Company presently conducts no business, but is searching for appropriate investment and acquisition opportunities. Its only income consists of interest from investment income.

         Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing basic and diluted earnings per share. Per share data is computed using the weighted average number of common shares outstanding. The Company does not have any outstanding options or warrants. The weighted average number of common shares was 8,100,000 for both basic and diluted in 2000 and 1999.

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

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of December 31, 2000 and 1999, because of the short maturity of these financial instruments.

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

2.       Due from Affiliate

         The Company advanced monies during the year ended December 31, 2000 to Davic Associates, a related party in which a majority shareholder of the Company is a principal. The advances are due on demand and bear interest at a rate of 6% per annun on the outstanding principal balance of $185,500 at December 31, 2000. Accrued interest in the amount of $3,710 has been added to the balance.

                             UPWARD TECHNOLOGY, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------




3.       Due to Shareholder

         The amount due to shareholder is non-interest bearing with no specific repayment terms.



4.       Management Fees

         The Company has agreed to compensate its president and principle shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. There were no management fees for the years ended December 31, 2000 and 1999, respectively.



4.       Income Taxes

         The Company is classified as a personal holding company for federal income tax purposes for each of the years presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $41,000 which will expire in years 2007 through 2015 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

         A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance provided effectively eliminated the deferred tax asset resulting from net operating loss carryforwards.

         The Company did not incur a personal holding income tax or state income tax for the years ended December 31, 2000 and 1999, due to operating losses incurred in 2000 and utilization of net operating loss carryforwards in 1999.

                             UPWARD TECHNOLOGY, INC.

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF UPWARD TECHNOLOGY, INC. AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.





ITEM NUMBER            AMOUNT       ITEM DESCRIPTION
-----------           --------      ----------------

5-02(1)             $     191       Cash and cash items
5-02(2)                 -           Marketable securities
5-02(3)(a)(1)         189,210       Notes and accounts receivable, trade
5-02(4)                 -           Allowances for doubtful accounts
5-02(6)                 -           Inventories
5-02(9)               189,401       Total current assets
5-02(13)                -           Property, plant and equipment
5-02(14)                -           Accumulated depreciation
5-02(18)              189,401       Total assets
5-02(21)                6,276       Total current liabilities
5-02(22)                -           Bonds, mortgages and similar debt
5-02(28)                -           Preferred stock, mandatory redemption
5-02(29)                -           Preferred stock, no mandatory redemption
5-02(30)              162,000       Common stock
5-02(31)               21,125       Other stockholders' equity
5-02(32)              189,401       Total liabilities and stockholders' equity
5-03(b)1(a)             -           Net sales of tangible products
5-03(b)1               10,510       Total revenues
5-03(b)2(a)             -           Cost of tangible goods sold
5-03(b)2                -           Total costs and expenses applicable to
                                      sales and revenues
5-03(b)3               22,974       Other costs and expenses
5-03(b)5                -           Provision for doubtful accounts and notes
5-03(b)(8)              -           Interest and amortization of debt discount
5-03(b)(10)        (   12,464)      Loss before taxes and other items
5-03(b)(11)             -           Income tax expense
5-03(b)(14)        (   12,464)      Loss from continuing operations
5-03(b)(15)             -           Discontinued operations
5-03(b)(17)             -           Extraordinary items
5-03(b)(18)             -           Cumulative effect, changes in
                                      accounting principles
5-03(b)(19)        (   12,464)      Net loss
5-03(b)(20)             -           Loss per share, basic
5-03(b)(20)             -           Loss per share, diluted