Form 10QSB
period 2001-06-30
UPWARD TECHNOLOGY CORP
filed 2001-08-14
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      June 30, 2001     Commission file number       2-29987
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


                                                           X    Yes           No
                                                        -------        ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.02 PER SHARE
       --------------------------------
OUTSTANDING at June 30, 2001   8,100,000

                          UPWARD TECHNOLOGY CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2001
--------------------------------------------------------------------------------








                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 June 30, 2001 and December 31,2000                          2

              Condensed statement of operations
                 for the three-month and six-month periods ended
                 June 30, 2001 and 2000                                      3

              Condensed statement of cash flows
                 for the six-month periods ended
                 June 30, 2001 and 2000                                      4

              Notes to condensed financial statements                        5

              Report of independent accountants                              6

              Management's discussion and analysis of the
                 financial condition and results of operations               7


Part II - Other Information

              Item 1.  Legal Proceedings                                     8
              Item 2.  Changes in Securities                                 8
              Item 3.  Defaults Upon Senior Securities                       8
              Item 4.  Submission of Matters to a Vote of Security Holders   8
              Item 5.  Other Information                                     8
              Item 6.  Exhibits and Reports on Form 8-K                      8

Signature                                                                    9

                          UPWARD TECHNOLOGY CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
-------------------------------------------------------------------------------







                                                              JUNE 30,    DECEMBER 31,
                                                                2001         2000
                                                             ----------   ----------

                                     ASSETS


Cash and cash equivalents                                    $      185   $      191
Due from affiliate                                              194,775      189,210
                                                             ----------   ----------
                                                             $  194,960   $  189,401
                                                             ==========   ==========




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accrued expenses                                           $    7,650   $      346
  Due to affiliate                                                8,751        5,930
                                                             ----------   ----------

                                                                 16,401        6,276
                                                             ----------   ----------

Shareholders' equity:
  Common stock, $.02 par value; 24,000,000 shares
     authorized, 8,100,000 shares issued
     and outstanding                                            162,000      162,000
  Additional paid-in capital                                  1,983,208    1,983,208
  Accumulated deficit                                        (1,966,649)  (1,962,083)
                                                             ----------   ----------

           Net shareholders' equity                             178,559      183,125
                                                             ----------   ----------

                                                             $  194,960   $  189,401
                                                             ==========   ==========













See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------















                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                     2001           2000           2001           2000
                                                 -----------    -----------    -----------    -----------

Revenue, interest income                         $     2,785    $     2,671    $     5,569    $     4,738



General and administrative expenses                    6,301          3,676         10,135          4,601
                                                 -----------    -----------    -----------    -----------



Net income (loss)                                ($    3,516)   ($    1,005)   ($    4,566)           137
                                                 ===========    ===========    ===========    ===========



Net income (loss) per share, basic and diluted   $      --      $      --             --             --
                                                 ===========    ===========    ===========    ===========



Weighted average number of outstanding
  shares for basic and diluted                     8,100,000      8,100,000      8,100,000      8,100,000
                                                 ===========    ===========    ===========    ===========






See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------










                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           2001              2000
                                                                         --------          --------


                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                     ($  4,566)         $    137
  Accrued interest income                                               (   5,565)             --
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Increase in due to affiliate                                           2,821              --
     Increase (decrease) in accrued expenses                                7,304             1,251
                                                                         --------          --------

           Net cash provided by (used in) operating activities          (       6)            1,388


Cash and cash equivalents at beginning of period                              191           200,938
                                                                         --------          --------


Cash and cash equivalents at end of period                               $    185          $202,326
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

                          UPWARD TECHNOLOGY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000. The results of operations for the six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA


We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of June 30, 2001 and the related condensed statements of operations for the three-month and six- month periods ended June 30, 2001 and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




                                         Certified Public Accountants


Bala Cynwyd, Pennsylvania
August 13, 2001

                          UPWARD TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------





General

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three months and six-months ended June 30, 2001 and 2000, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

During the six months ended June 30, 2001, the Company earned interest of $5,569 as compared to $4,738 of interest earned in the six months ended June 30, 2000, an increase of $831. During the six months ended June 30, 2001, the Company incurred general and administrative expenses of $10,135, an increase of $5,534 as compared with the six months ended June 30, 2000 expenses of $4,601.


Liquidity and Capital Resources

During the six months ended June 30, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the year, cash generated from interest income during the period and additional funding of $2,821 from affiliate. As of June 30, 2001, the Company had working capital of $178,559. This working capital and funding from the affiliate is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                                   UPWARD TECHNOLOGY
                                     CORPORATION



                                   /s/Albert M. Zlotnick
                                   -----------------------------------------
                                   Albert M. Zlotnick, President and
                                     Chief Executive Officer



Date: August 13, 2001


 9