Form 10QSB
period 2001-09-30
UPWARD TECHNOLOGY CORP
filed 2001-11-15
CIK 62600

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended: September 30, 2001      Commission file number: 2-29987
                       ------------------                              -------


                          UPWARD TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------

           NEW YORK                                         11-1714403
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


  301 CITY AVENUE     BALA CYNWYD, PA                         19004
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (610) 667-8225
                                                      --------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                       X  Yes          No
                                     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class:                  COMMON, PAR VALUE $.02 PER SHARE
                        --------------------------------

Outstanding at:        September 30, 2001      8,100,000

                          UPWARD TECHNOLOGY CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

                                      INDEX
                                      -----

Part I - Financial Information (unaudited):
           Condensed balance sheet as of
                September 30, 2001 and December 31, 2000                     2


           Condensed statement of operations
                for the three-month and nine-month periods ended
                September 30, 2001 and 2000                                  3


           Condensed statement of cash flows
                for the nine-month periods ended
                September 30, 2001 and 2000                                  4


           Notes to condensed financial statements                           5

           Report of independent accountants                                 6

           Management's discussion and analysis of the
                financial condition and results of operations                7


Part II - Other information

           Item 1.   Legal Proceedings                                       8
           Item 2.   Changes in Securities                                   8
           Item 3.   Defaults Upon Senior Securities                         8
           Item 4.   Submission of Matters to a Vote of Security Holders     8
           Item 5.   Other Information                                       8
           Item 6.   Exhibits and Reports on Form 8-K                        8


Signature                                                                    9

                          UPWARD TECHNOLOGY CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                    2001                 2000
                                                                 -------------        ------------
                                     ASSETS



Cash and cash equivalents                                         $       187          $       191
Due from affiliate                                                    197,557              189,210
                                                                  -----------          -----------

                                                                  $   197,744          $   189,401
                                                                  ===========          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Accrued expenses                                               $    11,475          $       346
   Due to shareholder                                                   9,782                5,930
                                                                  -----------          -----------

                                                                       21,257                6,276
                                                                  -----------          -----------


Shareholders' equity:
   Common stock, $.02 par value; 24,000,000 shares
   authorized, 8,100,000 shares issued
   and outstanding                                                    162,000              162,000
   Additional paid-in capital                                       1,983,208            1,983,208
   Accumulated deficit                                             (1,968,721)          (1,962,083)
                                                                  -----------          -----------

   Total shareholders' equity                                         176,487              183,125
                                                                  -----------          -----------


                                                                  $   197,744          $   189,401
                                                                  ===========          ===========

See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unadited)
-------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,                            SEPTEMBER 30,
                                                    2001                2000                 2001                  2000
                                                -----------          -----------          -----------          -----------
Revenue, interest income                        $     2,784          $     2,951          $     8,353          $     7,690


General and administrative expenses                   4,856               18,651               14,991               23,253
                                                -----------          -----------          -----------          -----------



Net (loss)                                      $    (2,072)         $   (15,700)         $    (6,638)         $   (15,563)
                                                ===========          ===========          ===========          ===========



Net (loss) per share, basic and diluted         $      --            $      --            $      --            $      --
                                                ===========          ===========          ===========          ===========


Weighted average number of outstanding
   shares for basic and diluted                   8,100,000            8,100,000            8,100,000            8,100,000
                                                ===========          ===========          ===========          ===========

























See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
-------------------------------------------------------------------------------

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            2001              2000
                                                         ---------          ---------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net (loss)                                            $  (6,638)         $ (15,563)
   Accrued interest income                                  (8,348)              (927)
   Adjustments to reconcile (loss) to net
    cash provided by (used in) operating activities:          --                 --
   Increase in due to affiliate                              3,853               --
   (Decrease) increase in accrued expenses                  11,129              6,851
                                                         ---------          ---------

Net cash used in operating activities                           (4)            (9,639)
                                                         ---------          ---------

Cash flows from investing activities:
   Loan to shareholder                                        --             (185,500)
                                                         ---------          ---------

                                                              --             (185,500)
                                                         ---------          ---------


Net (decrease) in cash and cash equivalents                     (4)          (195,139)

Cash and cash equivalents at beginning of period               191            200,938
                                                         ---------          ---------

Cash and cash equivalents at end of period               $     187          $   5,799
                                                         =========          =========





















See accompanying notes to condensed financial statements.

                          UPWARD TECHNOLOGY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000. The results of operations for the nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


2. Margolis & Company, P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Upward Technology, Inc. as of September 30, 2001, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




                                                 Certified Public Accountants

Bala Cynwyd, Pennsylvania
November 13, 2001

                          UPWARD TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------

General
-------

In May, 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the three-months and nine-months ended September 30, 2001 and 2000, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

During the nine months ended September 30, 2001, the Company earned interest of $8,353 as compared to $7,690 of interest earned in the nine months ended September 30, 2000, an increase of $663. During the nine months ended September 30, 2001, the Company incurred general and administrative expenses of $14,991, an decrease of $8,262 as compared with the nine months ended September 30, 2000 expenses of $23,253.


Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the year, cash generated from interest income during the period and additional funding of $3,582 from affiliate. As of September 30, 2001, the Company had working capital of $176,487. This working capital and funding from the affiliate is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


           Item 4.   Submission of Matters to a Vote of Security Holders
                     None


           Item 5.   Other Information
                     None


           Item 6.   Exhibits and Reports on Form 8-K
                     None

                          UPWARD TECHNOLOGY CORPORATION
                          =============================

                                    SIGNATURE
-------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersignd thereunto duly authorized.


                                      UPWARD TECHNOLOGY CORPORATION


                                      /s/ Albert M. Zlotnick
                                          ---------------------------------
                                          Albert M. Zlotnick, President and
                                          Chief Executive Officer



   Date:  November 13, 2001