Form 10KSB
period 2001-12-31
UPWARD TECHNOLOGY CORP
filed 2002-04-15
CIK 62600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   -----------

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                         Commission File Number 2-29987

                          UPWARD TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


          NEW YORK                                        11-1714403
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

   301 City Avenue, Bala Cynwyd, PA                           19004
---------------------------------------               ----------------------
Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:              (610) 667-8225

Securities registered under Section 12(b) of the Exchange Act:        None

Securities registered under Section 12(g) of the Exchange Act:        None

                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were:                   $   11,138

As of March 29, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on that date, was $500,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 29, 2002, there were issued and outstanding 8,100,000 shares of the registrant's Common Stock, par value $.02 per share.

                                  PART I

ITEM 1- BUSINESS
----------------

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

The Company currently has no full time employees. Its Chairman, President and Chief Executive Officer is Albert M. Zlotnick.

The Company is currently seeking merger or acquisition partners so as to best utilize the Company's assets and corporate structure.



ITEM 2 - PROPERTY
-----------------

The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended December 31, 2001 and 2000.



ITEM 3 - LEGAL PROCEEDINGS
--------------------------

As of March 31, 2002, the Company is not a party to any material legal proceedings.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5 - MARKET OF THE REGISTRANT'S COMMON EQUITY
  AND RELATED SECURITY HOLDERS MATTERS
--------------------------------------

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

            Calendar Years                                                                     Bid Price
                                                                                      Low                     High
                                                                                      ---                     ----
2001:       First Quarter                                                            $0.030                  $0.030
-----       Second Quarter                                                           $0.020                  $0.030
            Third Quarter                                                            $0.020                  $0.020
            Fourth Quarter                                                           $0.020                  $0.020


                                                                                               Bid Price
                                                                                      Low                     High
                                                                                      ---                     ----
2000:       First Quarter                                                            $0.050                  $0.140
-----       Second Quarter                                                           $0.020                  $0.110
            Third Quarter                                                            $0.230                  $0.250
            Fourth Quarter                                                           $0.030                  $0.080

As of March 29, 2002, the National Quotation Bureau, Inc. reported that the closing bid and asked prices on the Company's Common Stock were $.011 and $.030, respectively.

As of March 29, 2002, the Company's Common Stock, $.02 par value, was held of record by approximately 690 record holders, including several brokers in their names for their customers' accounts.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

General
-------

In May 1989, the Company suspended all operations except for necessary administrative matters and ceased to be an operating company. As such, for the fiscal year ended December 31, 2001 and 2000, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officer has waived further compensation.

Results of Operations
---------------------

During the year ended December 31, 2001 ("Fiscal 2001"), the Company earned interest of $11,138 as compared to $10,510 of interest earned in the year ended December 31, 2000 ("Fiscal 00"), an increase of $628. The Company earned interest income of $11,130 and $3,710 in Fiscal 2001 and Fiscal 2000 respectively for interest income associated with a receivable from an affiliate. During Fiscal 2001, the Company incurred general and administrative expenses of $17,395 as compared to $22,974 for Fiscal 2000, a decrease of $5,579.

Liquidity and Capital Resources
-------------------------------

During fiscal 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the year, cash generated from interest income during the year and additional funding of $4,716 from Davic Associates. As of December 31, 2001, the Company had working capital of $176,868. This working capital and funding from the affiliate is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

Market Risk
-----------

The Company's market risk includes the potential decrease in interest earned on its cash and cash equivalents arising from a decline in interest rates.

Forward-Looking Statements
--------------------------

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, and the Annual Report to Shareholders, Form 10-QSB or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Report Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, inc

The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions, customer product acceptance and continued access to capital markets and foreign currency risks.

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


ITEM  7 - FINANCIAL STATEMENTS
------------------------------

The Financial Statements of Upward Technology, Inc. for the years ended December 31, 2001 and 2000 are included as part of this report following the signature page of this report:

Cover page                                                               F-1
Independent Auditor's Report
  (Margolis & Company P.C.)                                              F-3
Balance sheet                                                            F-4
Statement of operations                                                  F-5
Statement of shareholders' equity                                        F-6
Statement of cash flows                                                  F-7
Notes to financial statements for the
  years ended December 31, 2001 and 2000                              F-8 & F-9

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------

The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------------------------------------

The executive officer and director of the Company is as follows:

      Name                            Age               Position

Albert M. Zlotnick                    77           Chairman, President and
                                                    Chief Executive Officer

Albert M. Zlotnick has served as the Company's Chairman and Chief Executive Officer since March 1992. Due to the curtailed nature of the Company's business activities, Mr. Zlotnick does not devote full time to the affairs of the Company. Mr. Zlotnick's primary occupation is as a private investor and financial consultant. Mr. Zlotnick currently serves as the Chairman of the Board of Directors of the following publicly traded companies: P.H.C Inc. and Bala Cynwyd Corporation. He also serves as a director of Comprehensive Holding Corporation, S.A. of Geneva, Switzerland.

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

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

Due to the reduced level of the Company's operations, no salary has been paid to the Company's executive officer during the fiscal years ended December 31, 2001 and 2000. There were no management fees accrued or paid for during the years ended December 31, 2001 and 2000, respectively.

The Company does not presently have any option, bonus, retirement or profit sharing plan.

The Company has not paid and does not presently propose to pay any director for acting in such capacity compensation, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 29, 2002 by (I) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

                                                                                NO. OF SHARES               PERCENT OF
                NAME AND ADDRESS                                                    OWNED                      CLASS
                ----------------                                           -----------------------     -------------------
              Albert M. Zlotnick                                                  4,100,000                   50.60%

              All directors and executive
                officers as a group                                               4,100,000                   50.60%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company utilizes a portion of the premises occupied by Davic Associates, with which Mr. Zlotnick is the sole owner. Due to the curtailed nature of the Company's operations Davic Associates has, until further notice, waived the payment of rent by the Company.

ITEM 13 - EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS
----------------------------------------------------------------

(a) Exhibits:

The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R), reference is made to Commission file number 2-29987 unless another statement or report is identified in parentheses.

  Exhibit
    No.                          Description
    ---                          -----------
    3A         Articles of Incorporation of Registrant                    I/B/R
    3B         By - Laws of Registrant                                    I/B/R

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2001.

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

                          UPWARD TECHNOLOGY CORPORATION

                                              By:   /s/Albert M. Zlotnick
                                                    ----------------------------
                                                    ALBERT M. ZLOTNICK, Chairman
                                                    and Chief Executive Officer
                                                    Dated: March 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                    Signature                           Title                        Date
                    ---------                           -----                        ----
             /s/ Albert M. Zlotnick            Chairman, Secretary,             March 31, 2002
             ----------------------            Chief Executive Officer
               ALBERT M. ZLOTNICK              (Principal Executive Officer and
                                               Principal Accounting Officer)

                             UPWARD TECHNOLOGY, INC.
                             =======================

                              FINANCIAL STATEMENTS
                              ====================


                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000
                           ==========================

                             UPWARD TECHNOLOGY, INC.
                             =======================

                                TABLE OF CONTENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------



                                                                        PAGE
                                                                       NUMBER
                                                                    ------------

    Independent Auditor's Report                                        F-3

    Financial Statements:
      Balance sheet                                                     F-4
      Operations                                                        F-5
      Shareholders' equity                                              F-6
      Cash flows                                                        F-7
      Notes to financial statements                                  F-8 & F-9

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------





To the Board of Directors
Upward Technology, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Upward Technology, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upward Technology, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






                                                    Certified Public Accountants

Bala Cynwyd, PA
March 28, 2002